Form 10QSB
period 1996-06-30
PACIFIC ANIMATED IMAGING CORP
filed 1996-08-14
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536

                      PACIFIC ANIMATED IMAGING CORPORATION
             (Exact name of Registrant as specified in its charter)


     Delaware                                     11-2964894
(State or other jurisdiction of     (I.R.S. Employer Identification  No.)
incorporation or organization)

326 First Street, Suite 100
Annapolis, Maryland                                        21403
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code:                                    (410) 263-7761

                                 Not applicable
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X         No __

1,514,595 Common Shares, $.0001 par value were issued and outstanding at June 30, 1996.

PACIFIC ANIMATED IMAGING CORPORATION

                               TABLE OF CONTENTS
                                                                        Page No.


Part I - Financial Information

Consolidated Balance Sheets, June 30, 1996 (unaudited)
       and December 31, 1995                                              3

Consolidated Statements of Operations for the three and
       six months ended June 30, 1996 and 1995 (unaudited)                4

Consolidated Statements of Cash Flows for the six
       months ended June 30, 1996 and 1995 (unaudited)                    5

Notes to Consolidated Financial Statements (unaudited)                    6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                7


Part II - Other Information

Items 1-6                                                                10

Signature                                                                11

              PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30,           December 31,
                                                                                  1996                 1995
                                                                                --------           ------------
                                                                               (Unaudited)
                                         ASSETS
         Current assets
               Cash and cash equivalents                                       $ 2,641,389          $ 4,177,534
               Investment in U.S. government securities                            474,144                --
               Accounts receivable, net                                            191,608              260,655
               Interest receivable                                                   9,823                3,939
               Prepaid expenses and other current assets                            95,186               82,719
                                                                               -----------          -----------
                  Total current assets                                           3,412,150            4,524,847
                                                                               -----------          -----------
         Property and equipment, at cost
               Computers, furniture and equipment                                  638,514              500,162
               Less accumulated depreciation                                       286,771              218,593
                                                                               -----------          -----------
                  Net property and equipment                                       351,743              281,569
                                                                               -----------          -----------
         Other assets                                                              136,433               62,708
                                                                               -----------          -----------
                                                                               $ 3,900,326          $ 4,869,124
                                                                               ===========          ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities
               Accounts payable and accrued liabilities                         $  251,171           $  274,313
               Deferred revenue                                                     30,306               76,201
               Customer deposit                                                     50,000               50,000
               Other current liabilities                                            73,853                7,781
                                                                               -----------          -----------
                  Total current liabilities                                        405,330              408,295

         Deferred rent and other                                                    27,439               22,399
                                                                               -----------          -----------
                  Total liabilities                                                432,769              430,694
                                                                               -----------          -----------
         Commitments and contingencies

         Stockholders' equity
               Common stock, $.0001 par value. Authorized 5,000,000 shares;
                  issued and outstanding 1,514,595 shares as of June 30, 1996
                  and 1,441,024 shares as of December 31, 1995.                        151                  144
               Additional paid-in capital                                       11,833,895           11,280,624
               Accumulated deficit                                              (8,191,974)          (6,842,338)
               Deferred compensation                                              (174,515)               --
                                                                               -----------          -----------
                  Total stockholders' equity                                     3,467,557            4,438,430
                                                                               -----------          -----------
                                                                               $ 3,900,326          $ 4,869,124
                                                                               ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC ANIMATED IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                   Three months ended                   Six months ended
                                                                        June 30,                             June 30,
                                                          ---------------------------------     ---------------------------------
                                                                1996              1995                1996              1995
                                                          ---------------    --------------     ---------------   ---------------
Revenue

      Custom software revenue                             $      127,088     $     143,556      $      352,712    $      329,332

      Product sales                                                  130                --              15,366                --

      Royalties                                                   27,636            12,255              33,747            29,905

                                                          ---------------    --------------     ---------------   ---------------
               Total revenue                                     154,854           155,811             401,825           359,237
                                                          ---------------    --------------     ---------------   ---------------

Expenses

      Cost of custom software production                         217,162           191,341             480,017           368,187

      Cost of product sales                                           38                --               5,591                --

      Research and development                                    82,614            74,517             123,770           203,467

      Selling, general and administrative                        482,273           401,142             934,798           830,517

      Write-off of purchased research and development                 --                --             289,330                --

                                                          ---------------    --------------     ---------------   ---------------
               Total operating expenses                          782,087           667,000           1,833,506         1,402,171

                                                          ---------------    --------------     ---------------   ---------------
Loss from operations                                            (627,233)         (511,189)         (1,431,681)       (1,042,934)

Other income                                                      39,800            11,370              82,045            24,348

                                                          ===============    ==============     ===============   ===============
Net loss                                                  $     (587,433)    $    (499,819)     $   (1,349,636)   $   (1,018,586)
                                                          ===============    ==============     ===============   ===============

Weighted average number of shares outstanding                  1,459,922           520,739           1,450,473           520,739
                                                          ===============    ==============     ===============   ===============

Net loss per common share                                 $        (0.40)    $       (0.96)     $        (0.93)   $        (1.96)
                                                          ===============    ===============     ===============   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                                             1996                   1995
                                                                                     -------------------    -------------------
     Cash flows from operating activities
        Net loss                                                                     $       (1,349,636)    $       (1,018,586)
        Adjustments to reconcile net loss to net cash
               used in operating activities, net of effects
               from purchase of Forsight
            Depreciation and amortization                                                        68,752                 72,565
            (Gain) loss on disposal of assets                                                      (258)                 6,568
            Write-off of purchased research and development                                     289,330                     --
            Decrease (increase) in assets
               Accounts receivable                                                               69,047                (10,308)
               Interest receivable                                                               (5,884)                27,181
               Prepaid expenses and other current assets                                        (12,467)                75,296
               Other assets                                                                     (73,725)                   200
            Increase (decrease) in liabilities
               Accounts payable and accrued liabilities                                         (23,142)               (53,372)
               Other liabilities                                                                 19,865                (21,158)

                                                                                     -------------------    -------------------
        Net cash used in operating activities                                                (1,018,118)              (921,614)
                                                                                     -------------------    -------------------

     Cash flows from investing activities
        Purchase of U.S. government securities                                                 (474,144)                    --
        Proceeds from maturity of U.S. government securities                                         --                867,506
        Capital expenditures                                                                    (64,518)               (24,575)
        Proceeds from sale of property and equipment                                              1,200                  9,300
        Payment for purchase of Forsight, net of cash acquired                                 (180,562)                    --

                                                                                     -------------------    -------------------
        Net cash provided by (used in) investing activities                                    (718,024)               852,231
                                                                                     -------------------    -------------------

     Cash flows from financing activities
        Proceeds from exercise of options                                                       199,997                     --

                                                                                     -------------------    -------------------
        Net cash provided by financing activities                                               199,997                     --
                                                                                     -------------------    -------------------

     Net decrease in cash and cash equivalents                                               (1,536,145)               (69,383)

     Cash and cash equivalents, beginning of period                                           4,177,534                505,761

                                                                                     ===================    ===================
     Cash and cash equivalents, end of period                                        $        2,641,389     $          436,378
                                                                                     ===================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PACIFIC ANIMATED IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       GENERAL

         The consolidated financial statements as of and for the three and six month periods ended June 30, 1996 and 1995 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Pacific Animated Imaging Corporation (the "Company") consolidated financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2.       ACQUISITION OF FORSIGHT

         Effective February 2, 1996, the Company acquired substantially all the assets of Forsight, Inc. ("Forsight"), a closely held corporation engaged in the business of developing and selling interactive multimedia software to the business communications and the consumer publishing market for a total purchase price of approximately $317,000, plus direct expenses of the acquisition which totaled approximately $23,000. The Company acquired cash, fixtures and equipment, accounts receivable, intellectual property, and other miscellaneous assets for the assumption of certain liabilities of Forsight which totaled approximately $190,000, and 20,000 unregistered shares of common stock of the Company. Other terms of the acquisition included the employment by the Company of certain of Forsight's key employees, who will continue as part of the Company's senior management team; and the acquisition of all of the shares of Series A Convertible Preferred Stock of Forsight from Circa Pharmaceuticals, Inc. in an amount equal to thirty percent of the net income each year for three years of Forsight's operations up to a maximim value of $600,000, payable in unregistered shares of common stock of the Company. The Series A Convertible
Preferred Stock of Forsight was cancelled after the acquisition. The Company allocated approximately $109,000 to identifiable tangible assets and wrote-off approximately $289,000 as in process research and development on the date of acquisition. The acquisition did not meet materiality thresholds for separate pro forma disclosure.

3.       SUBSEQUENT EVENT

         Effective July 19, 1996, U.S. Technologies Inc. Acquisition Corporation, a wholly owned subsidiary of the Company, merged with and into U.S. Technologies, Inc ("UST"), with UST being the surviving corporation. As a result of the merger, the Company owns 100% of UST. No consideration was paid by the Company for the merger as of the effective date; however, under the terms of the merger, the former 100% owner of UST has the ability to earn $400,000 worth of common stock in the Company provided certain financial standards are met.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         The Company's principal source of revenue is from the development of custom multimedia software for electronic performance support systems, training, marketing and corporate communications. The Company also derives revenue in the form of royalties paid by customers who resell copies of software developed by the Company for such customers. In the last quarter of 1995, in connection with the implementation of a marketing initiative for consumer off-the-shelf software products, the Company began to derive revenue from the sale of these products.

         Total revenues for the three month period ended June 30, 1996 were $154,854 as compared to $155,811 for the same period of 1995, a decrease of approximately 1%. This decrease was attributable to a decrease in sales of the Company's custom software products of approximately $16,000, offset by an increase in royalty revenue of approximately $15,000. The net loss and net loss per share were $587,433 and $0.40 per share, respectively, for the three month period ended June 30, 1996 as compared to a net loss and net loss per share of $499,819 and $0.96 per share, respectively, for the same period of the prior year.

         Total revenues for the six month period ended June 30, 1996 were $401,825 as compared to $359,237 for the same period of 1995, an increase of approximately 12%. This increase was attributable to increases in sales of the Company's custom software products, sales of off-the-shelf software products, and an increase in royalty revenue of approximately $23,000, $15,000, and $4,000, respectively. The net loss and net loss per share were $1,349,636 and $0.93 per share, respectively, for the six month period ended June 30, 1996 as compared to a net loss and net loss per share of $1,018,586 and $1.96 per share, respectively, for the same period of the prior year.

         During the three and six month periods ended June 30, 1996, custom software revenue was $127,088 and $352,712, respectively, as compared to $143,556 and $329,332, respectively, for the same periods of 1995. During 1995, the Company refocused its sales efforts towards selected industries in which it has had previous success, including automotive and packaging. In connection with the Company's strategy to focus on selected industries, certain sales related expenses were eliminated during 1995. In addition, the Company is also focusing on securing larger contracts. These refocused efforts have not yet resulted in the increase in sales that the Company has planned. In addition, the Company recognized less revenue than anticipated during the three and six month periods ended June 30, 1996 due to delays in certain contracts with customers.

         During the three and six month periods ended June 30, 1996, revenue from sales of products was $130 and $15,366, as compared to $0 in the prior year. This revenue represents sales of consumer off-the-shelf products which the Company began marketing during the last quarter of 1995. The Company initiated two test market mailing programs for products developed by American Laser Games and Apogee. Both mailings generated affirmative response rates below 1.5%. Based on the low response rates, the Company does not plan to perform any additional mailings for the American Laser Games and Apogee products. The Company has not entered into any additional agreements with developers to market their products; however, the Company may enter into other agreements and may perform additional test mailings for other products in the future.

         The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $27,636 and $33,747, respectively, during the three and six months ended June 30, 1996, as compared to $12,255 and $29,905 for the same periods in the prior year. Currently, the Company is entitled to receive royalties from one customer in connection with the sale of education programs developed by the Company in prior years, as well as from the resale of software by another customer. The Company expects royalty revenue to decrease in 1996 and in the future due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

         During the three and six month periods ended June 30, 1996, total operating expenses were $782,087 and $1,833,506, respectively, as compared to $667,000 and $1,402,171 in the same periods of the prior year, increases of approximately $115,000 or 17% and $431,000 or 31%, respectively. The increases are primarily due to the addition of Forsight, which was acquired in February 1996. The increase for the six month period ended June 30, 1996 includes a write-off of purchased research and development, which totaled approximately $289,000, in connection with the acquisition of Forsight.

         During the three and six month periods ended June 30, 1996, the gross margins for custom software products were approximately (71%) and (36%), as compared to (33%) and (12%) for the same periods in 1995. The negative gross margins for the 1996 period are primarily due to the lower than anticipated level of sales and Forsight's operating results. The Company expects gross margins in custom software to improve by growing revenues and controlling production and development costs so that they are more consistent with the level of sales.

         Cost of product sales was approximately $38 and $5,600 for the three and six month periods ended June 30, 1996, as compared to $0 in the same periods of 1995. These are the costs associated with the consumer off-the-shelf marketing initiative discussed above.

         During the three and six month periods ended June 30, 1996, research and development expenses were $82,614 and $123,770, respectively, as compared to $74,517 and $203,467 for the same periods of 1995. During 1995, the Company incurred expenses to improve the utility and functionality of the Company's software. Research and development expenditures are expected to be lower for 1996 as most of the improvements to the Company's software were substantially completed during 1995. However, the Company continues to improve on existing tools as needed and is developing modified versions of traditional custom software products to be sold on a more generic basis to a broad range of commercial customers.

         During the three and six month periods ended June 30, 1996, selling, general and administrative expenses increased by approximately $81,000 and $104,000, respectively, or 20% and 13% from the same periods in 1995. The increases are due to the addition of Forsight.

         During the three and six month periods ended June 30, 1996, total other income (expense) increased by approximately $28,000 and $58,000, respectively, from the same periods of the prior year, primarily due to an increase in funds available for investment.

Strategy to Achieve Profitable Operations

         During 1995, the Company began implementing a number of actions intended to address the continued losses, including concentrating the Company's sales efforts on selected industries where it has had previous success, improving productivity by resizing the production and development staff to reflect the level of actual sales, and improving project management and tracking techniques.

         Management believes that the Company's revenues will increase in the future based upon the current volume of outstanding proposals and the historical success rate of securing contracts for which it has submitted a formal bid or design specification; the Company's existing technology and marketing base which should enable the Company to expand its custom software business; and the entry into new markets, including corporate communications and web-site development. In addition, the Company believes that it can increase revenues by leveraging its proprietary products and developmental skills to appeal to a wider market. For example, the Company is developing modified versions of traditional custom software products to be sold on a more generic basis to a broad range of commercial customers. In addition, the Company will seek to establish ongoing arrangements with larger companies that need to integrate a multimedia software solution for electronic performance support, training, marketing or corporate communication projects.

         Management believes that its strategy for increasing revenues combined with the impact of implemented cost control measures will enhance the Company's probability of achieving profitable operations during 1997. The general consistency of the level of operating expenses for the three and six months periods ended June 30, 1996 (excluding the first quarter one-time expense related to the write-off of purchased research and development in connection with the acquisition of Forsight), as compared to the same periods of 1995, is a factor and trend which management believes support expectations that the Company has the ability to operate on a profitable basis if and when additional revenues are generated. Management's estimates are based upon information currently available to management and may not necessarily prove accurate.

Cash Flow, Liquidity and Capital Resources

         For the six month period ended June 30, 1996, the Company used cash of approximately $1,018,000 in operations, primarily due to the net loss of $1,349,636, net of the write-off of purchased research and development, which totaled approximately $289,000, in connection with the acquisition of Forsight. During the six month period ended June 30, 1996, net cash of approximately $718,000 was used for investing activities for the purchase of U.S. government securities, property and equipment, and Forsight. During the six month period ended June 30, 1996, net cash of approximately $200,000 was provided by the exercise of 28,571 common stock options.

         For the six month period ended June 30, 1995, the Company used cash of approximately $922,000 in operations, primarily due to the net loss of $1,018,586. During the six month period ended June 30, 1995, net cash of approximately $852,000 was provided by investing activities primarily from proceeds received at maturity of liquid investment securities.

         The Company plans to meet its cash requirements on a short-term and long-term basis from funds generated from investment income and current backlog of custom software revenue and its general working capital reserve of approximately $3 million at June 30, 1996.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this section and other statements which are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of economic conditions; product demand risks; the ability to obtain a larger number of and larger size of contracts; the timing of contract awards, customer response, and work performance; the impact of competitive products and pricing; technological developments or difficulties in the Company's research and development efforts; actual purchases under agreements and other risks as detailed in the Company's Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings:     None

Item 2.       Changes in Securities:             None

Item 3.       Defaults Upon Senior Securities:     None

Item 4.       Submission of Matters to a Vote of Security Holders:

On June 21, 1996, the following items were submitted to a vote at the Company's annual meeting of shareholders (See Note 1 below with respect to Item #2):


                                                                  For           Against      Abstain/Nonvotes
1.   Election of one Class I director:
        A. David Rossin                                         1,138,203        19,708                0

2.   Approval of adoption of Incentive
     Stock Option Plan No. 3                                    See Note 1

3.   Approval of appointment of Coopers & Lybrand
     LLP  as auditors for the fiscal year 1996                  1,148,371         7,785            1,755

Note 1: Due to a lack of votes on Item #2, the annual meeting as to this item was adjourned first to July 15, 1996 and then extended to August 12, 1996 for which the results were not available as of the time of this filing.

Item 5.       Other Information:     None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:     None

              (b) No reports on Form 8-K were required to be filed for the three months ended June 30, 1996.

                      However, the following report on Form 8-K was filed subsequent to June 30, 1996:
                         July 19, 1996 - Acquisition or Disposition of Assets -
                              U.S. Technologies, Inc. Merger

                      PACIFIC ANIMATED IMAGING CORPORATION


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACIFIC ANIMATED IMAGING CORPORATION
                                                       (Registrant)

Dated:            August 14, 1996




                                          BY:   /s/  Suzanne C. Brown
                                          Suzanne C. Brown
                                          Chief Financial and Accounting Officer