Form 10QSB
period 1996-09-30
PACIFIC ANIMATED IMAGING CORP
filed 1996-11-15
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended September 30, 1996

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

                                   Yes X    No
                                      ---      ---

1,518,900 Common Shares, $.0001 par value were issued and outstanding at September 30, 1996.

                      PACIFIC ANIMATED IMAGING CORPORATION

                               TABLE OF CONTENTS
                                                                    Page No.


Part I - Financial Information

Consolidated Balance Sheets, September 30, 1996 (unaudited)
       and December 31, 1995                                             3

Consolidated Statements of Operations for the three and nine
       months ended September 30, 1996 and 1995 (unaudited)              4

Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1996 and 1995 (unaudited)                     5

Notes to Consolidated Financial Statements (unaudited)                   6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               7


Part II - Other Information

Items 1-6                                                               11

Signature                                                               12

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,         December 31,
                                                                                                  1996                  1995
                                                                                           ------------------    ------------------
                                                                                              (Unaudited)
                                                                           ASSETS
         Current assets
               Cash and cash equivalents                                                   $       1,870,066     $       4,177,534
               Investment in U.S. government securities                                              474,144                  --
               Accounts receivable, net                                                              435,270               260,655
               Interest receivable                                                                    14,018                 3,939
               Inventory                                                                              24,093                  --
               Prepaid expenses and other current assets                                              56,721                82,719
                                                                                           ------------------    ------------------
                  Total current assets                                                             2,874,312             4,524,847
                                                                                           ------------------    ------------------

         Property and equipment, at cost
               Computers, furniture and equipment                                                  1,018,808               500,162
               Less accumulated depreciation                                                         448,510               218,593
                                                                                           ------------------    ------------------
                  Net property and equipment                                                         570,298               281,569
                                                                                           ------------------    ------------------

         Goodwill, net of accumulated amortization
               of $30,000 as of September 30, 1996                                                   562,317                  --
         Other assets                                                                                 84,156                62,708
                                                                                           ------------------    ------------------

                                                                                           $       4,091,083     $       4,869,124
                                                                                           ==================    ==================
                                                            LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
               Accounts payable and accrued liabilities                                    $         548,330     $         274,313
               Deferred revenue                                                                       79,864                76,201
               Customer deposit                                                                       50,000                50,000
               Line of credit                                                                        338,333                  --
               Other current liabilities                                                             102,389                 7,781
                                                                                           ------------------    ------------------
                  Total current liabilities                                                        1,118,916               408,295

         Note payable to bank                                                                         28,192                  --
         Deferred rent and other                                                                     180,506                22,399
                                                                                           ------------------    ------------------

                  Total liabilities                                                                1,327,614               430,694
                                                                                           ------------------    ------------------

         Commitments and contingencies

         Stockholders' equity
               Common stock, $.0001 par value.  Authorized 5,000,000 shares;
                  issued and outstanding 1,518,900 shares as of September 30, 1996
                  and 1,441,024 shares as of December 31, 1995.                                          152                   144
               Additional paid-in capital                                                         11,872,324            11,280,624
               Accumulated deficit                                                                (8,944,187)           (6,842,338)
               Deferred compensation                                                                (164,820)                 --
                                                                                           ------------------    ------------------
                  Total stockholders' equity                                                       2,763,469             4,438,430
                                                                                           ------------------    ------------------
                                                                                           $       4,091,083     $       4,869,124
                                                                                           ==================    ==================

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                              Three months ended                          Nine months ended
                                                                 September 30,                              September 30,
                                                      ---------------------------------        ---------------------------------
                                                           1996              1995                  1996              1995
                                                      ---------------    --------------        ---------------   ---------------
Revenue

      Custom software revenue                         $       97,053     $     139,893         $      449,764    $      469,226

      Service fees                                           398,092                --                398,092                --

      Product sales                                          275,410                --                290,776                --

      Royalties                                               13,487            12,021                 47,234            41,926

                                                      ---------------    --------------        ---------------   ---------------
               Total revenue                                 784,042           151,914              1,185,866           511,152
                                                      ---------------    --------------        ---------------   ---------------

Operating expenses

      Cost of custom software production                     187,085           191,330                667,102           559,517

      Cost of service fees                                   328,693                --                328,693                --

      Cost of product sales                                  119,346                --                124,937                --

      Research and development                                51,820            36,539                175,590           240,006

      Selling, general and administrative                    844,384           412,498              1,779,182         1,243,015

      Write-off of purchased research and development             --                --                289,330                --

                                                      ---------------    --------------        ---------------   ---------------
               Total operating expenses                    1,531,328           640,367              3,364,834         2,042,538

                                                      ---------------    --------------        ---------------   ---------------
Loss from operations                                        (747,286)         (488,453)            (2,178,968)       (1,531,386)

Other income (expense)                                        (4,927)           13,996                 77,119            38,343

                                                      ---------------    --------------        ---------------   ---------------
Net loss                                              $     (752,213)    $    (474,457)        $   (2,101,849)   $   (1,493,043)
                                                      ===============    ==============        ===============   ===============

Weighted average number of shares outstanding              1,515,113           521,003              1,472,020           520,865
                                                      ===============    ==============        ===============   ===============

Net loss per common share                             $        (0.50)    $       (0.91)        $        (1.43)   $        (2.87)
                                                      ===============    ==============        ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                                                 1996                 1995
                                                                                           -----------------    -----------------
     Cash flows from operating activities
        Net loss                                                                           $     (2,101,849)    $     (1,493,043)
        Adjustments to reconcile net loss to net cash
               used in operating activities, net of effects
               from purchase of Forsight and U.S. Technologies
            Depreciation and amortization                                                           166,539              109,590
            Amortization of unearned compensation                                                    29,086                   --
            Loss on disposal of assets                                                               21,916                7,122
            Write-off of purchased research and development                                         289,330                   --
            Decrease (increase) in assets
               Accounts receivable                                                                    1,194              (19,286)
               Interest receivable                                                                  (10,079)              30,087
               Inventory                                                                              7,264                   --
               Prepaid expenses and other current assets                                             25,998               97,333
               Other assets                                                                          (3,199)             (77,055)
            Increase (decrease) in liabilities
               Accounts payable and accrued liabilities                                             (85,017)             (11,669)
               Other liabilities                                                                    (98,116)             (35,774)

                                                                                           -----------------    -----------------
        Net cash used in operating activities                                                    (1,756,933)          (1,392,695)
                                                                                           -----------------    -----------------

     Cash flows from investing activities
        Purchase of U.S. government securities                                                     (474,144)                  --
        Proceeds from maturity of U.S. government securities                                             --            1,314,413
        Capital expenditures                                                                        (93,848)             (44,376)
        Proceeds from sale of property and equipment                                                  2,700               14,038
        Payment for purchase of Forsight, net of cash acquired                                     (180,562)                  --
        Cash acquired from purchase of U.S. Technologies,                                            12,771                   --

                                                                                           -----------------    -----------------
        Net cash provided by (used in) investing activities                                        (733,083)           1,284,075
                                                                                           -----------------    -----------------

     Cash flows from financing activities
        Proceeds from exercise of options                                                           199,997                2,250
        Payments on line of credit                                                                   (9,386)                  --
        Payments on long-term debt                                                                   (8,063)                  --

                                                                                           -----------------    -----------------
        Net cash provided by financing activities                                                   182,548                2,250
                                                                                           -----------------    -----------------

     Net decrease in cash and cash equivalents                                                   (2,307,468)            (106,370)

     Cash and cash equivalents, beginning of period                                               4,177,534              505,761

                                                                                           -----------------    -----------------
     Cash and cash equivalents, end of period                                              $      1,870,066     $        399,391
                                                                                           =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

         The consolidated financial statements of Pacific Animated Imaging Corporation (the "Company") as of and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2.       ACQUISITION OF FORSIGHT

         Effective February 2, 1996, the Company acquired substantially all the assets of Forsight, Inc. ("Forsight"), a closely held corporation engaged in the business of developing and selling interactive multimedia software to the business communications and the consumer publishing market for a total purchase price of approximately $317,000, plus direct expenses of the acquisition which totaled approximately $23,000. The Company acquired cash, fixtures and equipment, accounts receivable, intellectual property, and other miscellaneous assets for the assumption of certain liabilities of Forsight, which totaled approximately $190,000, and 20,000 unregistered shares of common stock of the Company. Other terms of the acquisition included the employment by the Company of certain of Forsight's key employees, who will continue as part of the Company's senior management team; and the acquisition of all of the shares of Series A Convertible Preferred Stock of Forsight from Circa Pharmaceuticals, Inc. in an amount equal to thirty percent of the net income each year for three years of Forsight's operations up to a maximum value of $600,000, payable in unregistered shares of common stock of the Company. The Series A Convertible
Preferred Stock of Forsight was canceled after the acquisition. The Company allocated approximately $109,000 to identifiable tangible assets and wrote-off approximately $289,000 as in process research and development on the date of acquisition. The acquisition did not meet materiality thresholds for separate pro forma disclosure.

3.       ACQUISITION OF U.S. TECHNOLOGIES, INC.

         Effective July 19, 1996, U.S. Technologies Inc. Acquisition Corporation, a wholly owned subsidiary of the Company, merged with and into U.S. Technologies, Inc. ("UST"), in a transaction accounted for as a purchase, with UST being the surviving corporation. As a result of the merger, the Company owns 100% of UST. Consideration at the time of purchase amounted to $592,317 which represents the excess of UST's liabilities over its assets as of the date of the merger. In addition, under the terms of the merger, the former 100% owner of UST has the ability to earn up to 31,068 shares of common stock in the Company (the market value of which was $400,000 as of the date of the merger), provided certain financial milestones are met. In addition, the Company made a commitment to provide capital to UST of $500,000 over an eight-month period, beginning in July 1996. The Company also established a Phantom Stock Plan (the "Plan") for key employees of UST. Pursuant to the Plan, UST's key employees have the ability to earn up to 46,602 shares of common stock of the Company, the market value of which was $600,000 as of the date of the merger. The ability to earn these shares is subject to the same financial milestones as above.

         In connection with the acquisition of UST, the former 100% owner of UST entered into an employment agreement with the Company for a three year period, automatically renewable for one year periods following the termination date at the option of either party. This agreement requires annual compensation of $100,000.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

         Historically, the Company's principal source of revenue has been from the development of custom multimedia software for electronic performance support systems, training, marketing and corporate communications. The Company also derives revenue in the form of royalties paid by customers who resell copies of software developed by the Company for such customers. During the last quarter of 1995, in connection with the implementation of a marketing initiative for consumer off-the-shelf software products, the Company began to derive revenue from the sale of these products, however, to date, these revenues have been insignificant.

         Effective July 19, 1996, the Company completed a merger with U.S. Technologies, Inc. ("UST"), resulting in the Company owning 100% of UST. UST is a full service computer systems integration company whose activities include sales of computer equipment, integration and support services, and the development of client specific software products, primarily using Lotus Notes as a work group computing solution. UST's client base is located primarily throughout the state of Florida. Consideration at the time of purchase amounted to $592,317 which represents the excess of UST's liabilities over its assets as of the date of the merger. In addition, under the terms of the merger, the former 100% owner of UST has the ability to earn up to 31,068 shares of common stock in the Company (the market value of which was $400,000 as of the date of the merger), provided certain financial milestones are met in a 37-month period pursuant to a Performance Standard Agreement. In addition, the Company made a commitment to provide capital to the Company of $500,000 over an eight-month period, beginning in July 1996, of which $75,000 was advanced prior to the closing date.

         Total revenues for the three month period ended September 30, 1996 were $784,042 as compared to $151,914 for the same period of 1995, an increase of approximately $632,000. This increase was primarily attributable to the addition of UST revenues of approximately $673,000, offset by a decrease in sales of the Company's custom software products of approximately $43,000. The net loss and net loss per share were $752,213 and $0.50 per share, respectively, for the three month period ended September 30, 1996 as compared to a net loss and net loss per share of $474,457 and $0.91 per share, respectively, for the same period of the prior year.

         Total revenues for the nine month period ended September 30, 1996 were $1,185,866 as compared to $511,152 for the same period of 1995, an increase of approximately $675,000. This increase was primarily attributable to the addition of UST revenues of approximately $673,000, as well as increases in sales of off-the-shelf software products and an increase in royalty revenue of approximately $15,000 and $5,000, respectively, offset by a decrease in sales of the Company's custom software products of approximately $20,000. The net loss and net loss per share were $2,101,849 and $1.43 per share, respectively, for the nine month period ended September 30, 1996 as compared to a net loss and net loss per share of $1,493,043 and $2.87 per share, respectively, for the same period of the prior year.

         During the three and nine month periods ended September 30, 1996, custom software revenue was $97,053 and $449,764, respectively, as compared to $139,893 and $469,226, respectively, for the same periods of 1995. During 1995, the Company refocused its sales efforts toward securing larger contracts in selected industries in which it has had previous success, including automotive and packaging. These refocused efforts have not yet resulted in the increase in revenue that the Company has planned. In addition, the Company recognized less revenue than anticipated during the three and nine month periods ended September 30, 1996 due to ongoing delays in certain contracts with customers. These delays are expected to last at least through the end of 1996.

         During the three and nine month periods ended September 30, 1996, revenue from services fees was $398,092, as compared to $0 in the prior year. These revenues represent systems integration and software development services provided by UST. These revenues are expected to increase as UST increases sales efforts of their services in conjunction with the IBM Industry Remarketer program described below which is expected to significantly expand UST's customer base.

         During the three and nine month periods ended September 30, 1996, revenue from sales of products was $275,410 and $290,776, as compared to $0 in the prior year. Approximately $275,000 of these revenues for the three and nine month period ended September 30, 1996, represent sales of computer hardware by UST. UST routinely sells computer hardware as part of their systems integration services. These revenues are expected to increase as UST increases sales efforts for these products. Specifically, UST has been approved as an IBM Industry Remarketer for both the AS/400 and RS/6000 midrange computer platforms to be sold as a part of UST's groupware, I-net, data warehousing, and client/server solutions delivered to their clients. The remaining $15,000 in revenue for the nine month period ended September 30, 1996 represents sales of consumer off-the-shelf products which the Company began marketing during the last quarter of 1995 when it initiated two test market mailing programs for certain products. Both mailings generated low response rates; accordingly, the Company does not plan to perform any additional mailings for these products. The Company has not entered into any additional agreements with developers to market their products; however, the Company may enter into other agreements and may perform additional test mailings for other products in the future.

         The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $13,487 and $47,234, respectively, during the three and nine months ended September 30, 1996, as compared to $12,021 and $41,926 for the same periods in the prior year. Currently, the Company is entitled to receive royalties from one customer in connection with the sale of education programs developed by the Company in prior years, as well as, from the resale of software by another customer. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

         During the three and nine months ended September 30, 1996, total operating expenses were $1,531,328 and $3,364,834, respectively, as compared to $640,367 and $2,042,538 in the same periods of the prior year, increases of approximately $891,000 and $1.3 million, respectively. The addition of Forsight and UST, which were acquired in February 1996 and July 1996, respectively, accounted for approximately $884,000 and $1.2 million, respectively, of the increases in total operating expenses. The increase for the nine month period ended September 30, 1996 also includes a write-off of purchased research and development, which totaled approximately $289,000, in connection with the acquisition of Forsight.

         During the three and nine months ended September 30, 1996, the gross margins for custom software products were approximately (93%) and (48%), as compared to (37%) and (19%) for the same periods in 1995. The negative gross margins for the 1996 period are primarily due to the lower than anticipated level of sales of the Company's custom software services. The Company expects gross margins in custom software to improve as revenues increase. In addition, as discussed under Strategy to Achieve Profitable Operations below, the Company is implementing plans, including the consolidation of certain operations, to reduce and better control production and development costs so that they are more consistent with the level of sales.

         Cost of service fees was approximately $328,693 for the three and nine month periods ended September 30, 1996, resulting in a gross margin of approximately 17%, as compared to $0 in the same periods of 1995. These are the costs associated with systems integration and software development services provided by UST. In future periods, the margins for services is expected to increase as the level of revenue from service fees increases and as the employees who provide these services become more efficient.

         Cost of product sales was $119,346 and $124,937 for the three and nine month periods ended September 30, 1996, as compared to $0 in the same periods of 1995. Approximately, $119,000 of these costs for the three and nine month periods ended September 30, 1996 was from the sale of products by UST and resulted in a gross margin of approximately 57%, an unusually high margin due to an unusual one-time transaction recognized during this period. In future periods, typical gross margins are expected to range between 10% and 15%. Approximately $5,600 of these costs are the costs associated with the consumer off-the-shelf marketing initiative discussed above.

         During the three and nine month periods ended September 30, 1996, research and development expenses were $51,820 and $175,590, respectively, as compared to $36,539 and $240,006 for the same periods of 1995. Research and development expenses for the nine month period ended September 30, 1996 are lower than the same period of 1995 due to improvements made to the utility and functionality of the Company's software made during 1995. However, the Company continues to improve on existing tools as needed and, in addition, is currently developing modified versions of traditional custom software products to be sold to a broad range of commercial customers. Accordingly, research and development expenses increased during the three months ended September 30, 1996 as compared to the prior year and are expected to be at a consistent level at least for the remainder of 1996.

         During the three and nine month periods ended September 30, 1996, selling, general and administrative expenses were $844,384 and $1,779,182, respectively, as compared to $412,498 and $1,243,015 in the same periods of the prior year, increases of approximately $432,000 and $536,000, respectively. Approximately $380,000 and $456,000, respectively, of the increases are due to the additions of Forsight and UST. The remaining increases are due to the Company's increased sales and marketing efforts.

         During the three month period ended September 30, 1996, total other income (expense) decreased by approximately $19,000 from the same period of the prior year due to a loss recognized during the period related to the sublease of excess facilities as well as interest expense on UST's line-of-credit and bank note. During the nine month period ended September 30, 1996, total other income (expense) increased by approximately $39,000 from the same period of the prior year primarily due to an increase in funds available for investment as compared to the prior year, offset by the loss on the sublease of excess facilities and the addition of UST's interest expense.

Strategy to Achieve Profitable Operations

         During the fourth quarter of 1996, the Company expects to implement a number of actions intended to address the slow sales growth and the continued losses. The Company intends to expand current sales efforts of modified versions of traditional custom software products that it has developed and targeted to a broad range of commercial customers; expand UST's sales efforts of their services and products outside of Florida, where a majority of their market has historically been; and cut costs related to production and development by consolidating the Redmond, WA office into the Annapolis, MD location. The consolidation is expected to be completed by December 31, 1996 and the Company expects to maintain key employees to help minimize disruption to operations as projects are transferred to the Annapolis office. In addition, the Company has formed a task force to look at certain aspects of operations, such as ways to improve sales and reduce costs, including the possibility of further consolidation of offices.

         Management believes that with expanded sales efforts, the Company's revenues will increase based upon the current volume of outstanding proposals; the Company's existing technology and marketing base; and the recent entry into new markets, including corporate communications, web-site development, and systems integration services. In addition, the Company believes that it can increase revenues with sales of its modified versions of custom software products that it has developed which management believes leverage its proprietary products and developmental skills to appeal to a wider market. In addition, the Company will seek to establish ongoing arrangements with larger companies that need to integrate a multimedia software solution for work group computing, electronic performance support, training, marketing or corporate communication projects.

         Management believes that its strategy for increasing revenues combined with the impact of cost control measures will enhance the Company's probability of achieving profitable operations during 1997. Management's estimates are based upon information currently available to management and may not necessarily prove accurate.

Cash Flow, Liquidity and Capital Resources

         For the nine month period ended September 30, 1996, the Company used cash of approximately $1,750,000 in operations, primarily due to the net loss of $2,101,849, net of the write-off of purchased research and development, which totaled approximately $289,000, in connection with the acquisition of Forsight. During the nine month period ended September 30, 1996, net cash of approximately $733,000 was used for investing activities for the purchase Forsight and UST, U.S. government securities, and equipment. During the nine month period ended September 30, 1996, net cash of approximately $200,000 was provided by the exercise of 28,571 common stock options, offset by approximately $17,000 used to make payments on UST's obligations to a bank.

         For the nine month period ended September 30, 1995, the Company used cash of approximately $1,400,000 in operations, primarily due to the net loss of $1,493,043. The Company also experienced decreases in accounts payable and liabilities, offset by decreases in interest receivable, prepaid expenses and other current assets. During the nine month period ended September 30, 1995, net cash of approximately $1,284,000 was provided by investing activities primarily from proceeds received from the maturity of liquid investment securities.

         The Company's  existing general working capital of  approximately  $1.8 million at September 30, 1996, together with funds to be generated from investment income and future sales of custom software, services, and products are expected to provide sufficient liquidity to meet anticipated cash needs on a short-term and long-term basis. As discussed above, the Company plans to implement certain actions to increase sales and reduce expenditures; however, the Company can make no assurances that operations will generate sufficient cash flow or that additional financing will be obtained from any sources to meet the long-term obligations of the Company. Management has not attempted to arrange any long-term debt financing or seek additional financing through further equity offerings at this time, in the belief that the Company's liquid resources and anticipated revenue growth will support operations for the foreseeable future.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this section and other statements which are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, the effect of economic conditions; the success of newly implemented sales strategies; product and service demand and market acceptance risks; the ability to obtain a larger number of and larger size of contracts; the timing of contract awards, customer response, and work performance; the impact of competitive products and pricing; technological developments or difficulties in the Company's research and development efforts; actual purchases under agreements and other risks as detailed in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings:     None

Item 2.       Changes in Securities:             None

Item 3.       Defaults Upon Senior Securities:     None

Item 4.       Submission of Matters to a Vote of Security Holders:

Proposal No. 2 for the adoption of Incentive Stock Option Plan No. 3 first submitted to a vote at the Company's annual meeting of shareholders on June 21, 1996 was adjourned due to a lack of votes to July 15, 1996, then extended to August 12, 1996 and further extended to September 23, 1996. The Proposal did not pass. The final results were as follows:
                                                 For    Against Abstain/Nonvotes
        2. Approval of adoption of Incentive
           Stock Option Plan No. 3             429,361  66,216      647,936

Item 5.       Other Information:     None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)    Exhibits:     None

              (b)    The following report on Form 8-K was filed during the three months ended September 30, 1996:

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


                                          PACIFIC ANIMATED IMAGING CORPORATION
                                               (Registrant)

Dated:      November  14, 1996




                                          BY: /s/ Suzanne C. Brown
                                          --------------------------------------
                                          Suzanne C. Brown
                                          Chief Financial and Accounting Officer