Form 10KSB
period 1996-12-31
PACIFIC ANIMATED IMAGING CORP
filed 1997-03-31
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to ____________

Commission File Number:  1-12536

                      PACIFIC ANIMATED IMAGING CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                                11-2964894
-------------------------------                          --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification  No.)

326 First Street, Suite 100
Annapolis, Maryland                                               21403
------------------------------------                              -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
including area code:                                        (410) 263-7761

Securities registered pursuant to Section 12(b) of the Act:  Common Stock,
  $.0001 par value
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of March 25, 1997 the aggregate market value of the voting stock held by non-affiliates, approximately 1,589,000 shares of Common Stock, $.0001 par value, was approximately $20,856,000 based on the closing sales price of $13.125 for one share of Common Stock on the Nasdaq Small Cap Market on such date. The number of shares outstanding of the Registrant's Common Stock, as of March 25, 1997 was 1,633,839.

         Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement regarding its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

Item 1. Description of Business.

General

       The Company is a full service provider of technology based solutions and computer systems integration and support services, including the sale of hardware and software products, specializing in the development of software applications related to work group and work flow computing solutions and custom interactive multimedia software. The Company's systems integration division is comprised of the business of U.S. Technologies, Inc. ("UST"), a wholly owned subsidiary, which the Company acquired in July 1996. UST is a Lotus Premium Business Partner that develops software applications used in conjunction with, and provides services related to the use of Lotus Notes(R) and Domino(TM), and an IBM Industry Remarketer of AS/400(R) and RS/6000(R) midrange computers. The Company's multimedia division develops and markets custom interactive multimedia software used to deliver electronic performance support systems, employee training, sales and marketing presentations, and corporate communications. For the year ended December 31, 1996, approximately 60% of the Company's revenue was attributable to six months of operations of the systems integration division following the acquisition of UST and 40% to the multimedia division. References to the "Company" herein refer to Pacific Animated Imaging Corporation and its subsidiaries.

Systems Integration Services

       As the result of its acquisition of UST in July 1996, the Company is a full-service provider of computer systems integration and support services, including the sale of hardware and software products and the development of software applications for and providing services related to work group and work flow computing solutions. UST is a Lotus Premium Business Partner that develops software applications used in conjunction with, and provides services related to the use of Lotus Notes(R) and Domino(TM), and an IBM Industry Remarketer of AS/400(R) and RS/6000(R) midrange computers. Approximately 57% of the Company's revenues for the year ended December 31, 1996 was attributable to sales of systems integration and support services provided in connection with the implementation of Lotus Notes(R) and Domino(TM)-related products following the acquisition of UST. Management believes that UST is one of only approximately a dozen companies that is both a Lotus Premium Business Partner and an IBM Industry Remarketer, and that the combination of capabilities resulting from such alliances will enable the Company to effectively market its systems integration and support services.

       Full-Service Systems Integration. UST is a full-service provider of computer systems integration and support services. Such services include needs analysis, network design, equipment specification, project planning with the customer, acquisition and installation of computers and other equipment (including configuration of the server, or shared computer, and workstations), wiring installation, integration of network components, development of customized systems and software applications, data conversion and migration, testing, documentation, administrative and end user training, and post-installation support services.

       Lotus Premium Business Partner. Lotus Notes(R) and Domino(TM) are proprietary groupware and messaging software products developed by Lotus Development Corporation that enables users to communicate and collaborate over a local area network or telecommunications link and access documents and data residing on a shared computer, or server. As of December 31, 1996, there were approximately 9.5 million users of Lotus Notes(R)/Domino(TM) products worldwide. In 1996, UST began marketing Domino(TM), Lotus and IBM's next generation of groupware products, and has successfully implemented this state-of-the-art technology for several customers.

       As a Lotus  Premium  Business  Partner,  UST  develops a wide  variety of custom software applications expanding the applicability of Lotus Notes(R)/Domino(TM) to a particular customer's needs. Such applications have included numerous project, time, sales, and database management applications. For example, UST recently has developed a sales force automation system for a publisher and distributor of secondary education products and a quality control application for an international manufacturer of consumer goods. UST also provides a full complement of services related to the use of Lotus Notes(R)/Domino(TM), including the integration, design, development and installation of computer systems, intranet and Internet services, and education and support services.

       UST has been a Lotus Premium Business Partner since December 1994. Of the more than 12,000 Lotus Business Partners worldwide, less than 10% have achieved premium status. Such status has been conferred upon UST by Lotus Development Corporation, based upon UST's deployment, or implementation, of Lotus Notes(R)/Domino(TM) software and related services, and the number of qualified Lotus Notes(R)/Domino(TM) software developers and instructors the Company employs. As a result of UST's premium status, UST receives leads from Lotus Development Corporation and IBM for companies located in the same geographic area as UST that desire products and services related to Lotus Notes(R)/Domino(TM). Management estimates that such referrals accounted for approximately 39% of the Company's revenues for the year ended December 31, 1996.

       UST's status as a Premium Business Partner is reviewed on an annual basis, and is subject to termination by Lotus Development Corporation at any time. UST has been able to satisfy the requirements for maintaining such status for the last two years and management believes that the Company's relationship with Lotus Development Corporation is good. Although UST intends to continue to satisfy such requirements, there can be no assurance that it will be able to do so. Termination of UST's status as a Lotus Premium Business Partner could have a material adverse effect on UST's and the Company's results of operations.

       IBM Industry Remarketer. In November 1996, UST became an IBM Industry Remarketer for the AS/400(R) and RS/6000(R) midrange computers. Midrange computers generally are the most powerful computers frequently used by mid-sized companies (companies with annual sales of $25 to $250 million). Management believes that approximately 40,000 AS/400(R)'s and 50,000 RS/6000(R)'s were sold worldwide during 1996.

       During the fourth quarter of 1996, UST entered into an agreement with Support Net, Inc., IBM's largest Managing Industry Remarketer, that enables UST to sell the AS/400(R) and

RS/6000(R) midrange computers on a non-exclusive basis to end users of those computers located in the United States. UST often sells such computers together with a variety of value-added services which may include Lotus Notes(R)/Domino(TM) products and services. Because of the existence of the agreement, Support Net and IBM may refer companies located in the Southeastern United States to UST to obtain their AS/400(R) and RS/6000(R) midrange computers. Due to the timing of the agreements with IBM and Support Net, one sale for approximately $80,000 was made during the year ended December 31, 1996.

       Support Net may terminate the agreement with UST for any reason on three months' notice, and may terminate it for cause at any time. Management believes that in order to remain in good standing with Support Net, UST must order an average of at least $250,000 of computers annually. Although management believes that UST's relationship with Support Net is good and that UST's computer orders will meet Support Net's expectations, there can be no assurance that Support Net will not terminate the agreement. Termination of the agreement could have a material adverse effect on UST's and the Company's results of operations.

       For the year ended December 31, 1996, approximately 13% of the Company's revenue was attributable to the sale of miscellaneous hardware by UST other than AS/400(R) and RS/6000(R) midrange computers following the acquisition of UST.

       LAUNCH for Lotus Notes(R) on AS/400(R). UST recently released a companion product for Lotus Notes(R) marketed under the name LAUNCH for Notes. LAUNCH is a combination of powerful, user-friendly software and customized services that enables AS/400(R) systems professionals to rapidly develop and install Lotus Notes(R)/Domino(TM) applications for their businesses. The list price of the LAUNCH package is $24,995, and it consists of three components: utilities to enable users to move data to/from a non-Notes(TM) based system to/from a Notes(TM) based system, applications templates, and customized services.

       The utilities include four software products developed by others for which UST has acquired exclusive marketing rights: infoENABLER(TM), infoCOORDINATOR(TM), infoDISTRIBUTOR(TM), and infoCOURIER(TM). infoENABLER(TM) provides automatic mapping of host system database specifications into a Lotus Notes(R) form; infoCOORDINATOR(TM) allows the exchange of data between Notes(TM)-based and non-Notes(TM)-based host systems databases; infoDISTRIBUTOR(TM) pulls database reports into Notes(TM) where users easily can run key word searches to locate important information; and infoCOURIER(TM) provides intelligent search tools that search Notes(TM) and other databases, as well as the Internet. The application templates consists of five popular Lotus Notes(R)/Domino(TM) application modules developed by other companies for which UST has acquired nonexclusive marketing rights, which may be used without modification or tailored for specific business needs. The LAUNCH services include one week of customized education and training.

       Development and Services. At the outset of each systems integration project, UST provides each of its customers with a statement of work that details the products and services that UST will provide, sets forth a good faith estimate of the amount UST will charge, and provides a work and payment schedule. The payment schedule varies from customer to customer, but usually includes some form of up-front payment and either weekly or monthly payments or payments based upon the completion of phases of the project. UST generally charges an aggregate of $10,000 to $250,000 for systems integration services (including the purchase of hardware) and the amount of time required to complete such services ranges from several days to a year. Post-installation support services are billed separately, usually on an hourly basis.

       Each customer is required to provide UST with a purchase order reflecting the estimated charges and payment schedule set forth in the statement of work, and invoices periodically are submitted by UST against the purchase order. Any changes to the project that will result in charges that exceed the purchase order amount are submitted to the customer for approval prior to implementation and documented by modifying the purchase order. To date, the amount actually charged with respect to projects undertaken by UST generally has been within five percent of the amount estimated. UST generally has not experienced difficulty completing projects according to the schedules set forth in its statements of work.

       Because of the extensive testing and evaluation procedures that are undertaken in conjunction with its customers with respect to the Company's systems integration services, the Company does not provide warranties with respect to such services. Lotus Development Corporation and IBM, as well as other equipment manufacturers, provide the Company's customers with limited warranties on their products.

Custom Multimedia Software

       The Company's multimedia division develops and markets custom interactive multimedia software used to deliver electronic performance support systems, employee training, sales and marketing presentations, and corporate communications. Its software products utilize state-of-the-art interactive computer animation, full-motion video and audio communications, color graphics, and text and hypertext to provide vivid and effective instruction and information. The Company's products are available for use on multiple platforms including Windows, Macintosh, DOS and other proprietary operating systems and can be delivered using various mediums including CD-Rom and via intranets and the Internet.

       Electronic  Performance  Support  Systems  ("EPSS").  The Company's  EPSS
software enables users to perform better at their jobs by providing computer-based support that is integrated into a workstation or work environment and acts as a combination coach/trainer/job aid/reference. EPSS increases employee productivity by providing needed information and training when and where it is needed - and in an amount and format that is more useful to the user.

       Employee Training. The Company's training software (computer-based training, or "CBT") provides an interactive learning experience to instruct employees to use complex equipment or to understand complicated industrial processes by simulating operation and production procedures. These products typically replace or supplement technical manuals and operating documentation and provide interactive self-paced training. They often incorporate cut-away views of equipment that would be difficult or impossible to display in a real-world setting and enable users to learn complex processes by viewing them in real or lapsed time or in slow motion. Management believes that CBT enables users to master skills and retain information more effectively that traditional instructor-led training. Recent technological developments and advances in computer network technology enable the Company to deliver CBT via the World Wide Web, which is known as Web-based training.

       Sales and Marketing. The Company's sales and marketing software enables manufacturers and distributors to demonstrate their products to potential customers at trade shows or in kiosks. This software enhances sales and marketing presentations by encouraging customer participation through the use of interactive product demonstrations. In addition, the Company has developed software enabling distributors to better understand the markets for a manufacturer's products.

       Corporate Communications. The Company also markets custom multimedia software and services for internal and external corporate communications. Internal corporate communications products developed by the Company include software used to disseminate corporate policies and procedures and information about products and services in a comprehensive and cost-effective manner. The Company also develops software that delivers lively and compelling messages to large groups of employees in disparate locations. The Company's external corporate communications business, marketed under the name NetCommerce(TM), primarily involves the development and upgrade of Internet World Wide Web sites for its customers. These services include designing innovative marketing and advertising tools and digital catalogs, efficient inventory databases, and secure payment processing procedures for web sites. The Company also designs interactive sites that provide customers with demographic, tracking, and other information regarding web site visitors.

       Turn-key Services and Generic Software. The Company recently has begun providing turn-key multimedia manual services, known as TechShelf(TM). TechShelf(TM) services convert customers manuals, reference guides, or other technical materials into interactive multimedia software, including full-motion video, audio, animation and interaction, at a relatively low cost using a browser shell developed by the Company.

       The Company may develop other generic and off-the-shelf products derived from its custom software when it is believed that there is a market and it is technologically feasible. The Company has discontinued efforts to market off-the-shelf software developed by others, except for those products sold by UST as described under "Systems Integration Services."

       Development and Services. Custom multimedia services include needs analysis, design specification and product development. Needs analysis typically takes from three to ten days and the charges for such services range from $5,000 to $15,000. The design phase lasts from four to six weeks, and the charges for such services range from $20,000 to $40,000. The time required to complete product development can range anywhere from one month to several years, and the charges for such services range from $10,000 to $1 million.

       At the outset of each project, the Company provides each of its customers with a statement of work that details the services that the Company will provide, sets forth the amount that the

Company will charge, and provides a work and payment schedule. Any changes to the project that will result in additional charges are submitted to the customer for approval prior to providing the services. The payment schedule varies from customer to customer, but usually includes some form of up-front payment and progress payments based upon the completion of phases of the project. To date, the Company has not experienced any significant difficulties in delivering its custom software products to customers in accordance with schedules.

       The Company's contracts with respect to its custom multimedia software products include an express warranty which usually terminates upon acceptance of the software by the customer. However, the Company generally will service the software to ensure that it performs as set forth in the statements of work for a one-year period. Because of the extensive testing and evaluation procedures performed in conjunction with the customer that are undertaken during the development process, to date, servicing cost after customer acceptance has been insignificant. Post-development support services are available and are billed separately, usually on an hourly basis.

Customers and Backlog

       Systems integration services customers are generally mid-size and large companies that have or require at least 50 individual computers to be attached to a network. These customers represent a wide variety of industries and service organizations. While a substantial percentage of the systems integration revenues historically has been generated by customers located within Florida, where UST is located, management anticipates that this percentage will decrease in the future as the Company markets UST's products and services to customers located outside of the state, including to the Company's multimedia customers.

       The Company's custom multimedia customers traditionally have been comprised primarily of large manufacturers who must train employees to use complex equipment or understand complicated industrial processes. Such customers have represented a broad range of industries, including the automotive, packaging, electronics, pharmaceutical, beverage bottling, and fitness and food manufacturing industries, as well as government agencies located throughout the United States.

       During fiscal 1996, one customer, Data Systems International, accounted for approximately 10% of the Company's revenue. During fiscal 1995, three customers, Bell & Howell, TRW, Inc. ("TRW"), and Mack Trucks, Inc., accounted for approximately 17%, 17%, and 13%, respectively, of the Company's revenue. During fiscal 1994, three customers, Dowbrands, Heath Company, and Mead
Packaging (a division of Mead Corporation), accounted for approximately 23%, 11%, and 10%, respectively, of the Company's revenue.

       The Company had a subcontract with the Data Technologies Division of TRW to provide training services to TRW in support of its contract with the State of California for the development and implementation of a management information system for the state's correctional facilities. Through 1996, the Company had completed the design phase and had begun the development of the training program. However, effective February 21, 1997, TRW's prime contract with the State of California was terminated. Accordingly, no more work will be performed by the Company with respect to this subcontract. During the years 1996 and 1995, the Company had recognized revenue of approximately $134,000 and $118,000, respectively, under the subcontract.

       As of December 31, 1996, the backlog of custom multimedia software products and systems integration services (i.e., the difference between the fees payable to the Company set forth in existing contracts and the amount of such fees that had been recognized as revenue on the Company's financial statements) was approximately $400,000, which is expected to be recognized during 1997.

Research and Development

       For the years ended December 31, 1996 and 1995, costs associated with research and development activities totaled approximately $252,000 and $258,000, respectively. Historically, research and development activities included the development of a library of reusable codes, utilities, and tools that the Company can utilize in the early stages of development of many of its software applications and custom multimedia products. Costs during the year ended December 31, 1996 also included approximately $13,000 incurred in connection with the development of UST's product, LAUNCH for Notes on AS/400.

       The Company believes that costs for research and development will continue in the future at consistent levels since the Company plans to continue to improve its reusable codes, utilities, and tools, as well as develop new reusable applications, codes, utilities, and tools, and continue development of products similar to LAUNCH for Notes.

Marketing

       The Company markets products through the use of a direct sales force, participation in trade shows, trade journal advertising, direct mail advertising and telemarketing. The Company employs approximately 9 salespeople who receive a combination of salary and commission. In addition, as described above under "Systems Integration Services," UST is a Lotus Premium Business Partner and an IBM Industry Remarketer and receives leads from Lotus Development Corporation, IBM and Support Net. The Company's strategy includes cross-marketing its wide range of products and services and may enter into additional referral relationships. The Company believes that it has good relationships with its existing customer base and expects that these contacts will enable it to successfully pursue this strategy.

Competition

       The markets for all of the Company's products and services are highly competitive. The Company's systems integration business competes with Lotus Development Corporation, IBM, other Lotus Notes Business Partners and IBM Industry Remarketers, companies that manufacture and market midrange computers that compete with the AS/400(R) and RS/6000(R) and their remarketing agents, companies that manufacture software that competes with Lotus

Notes(R)/Domino(TM) and their business partners, and numerous other providers of systems integration and consulting services.

       The Company's custom multimedia software business competes with companies that produce interactive training software and other third-party suppliers of training and marketing materials, as well as internal training departments of potential customers. The Company expects additional competition from existing software companies and book publishers seeking to broaden their product lines, and the continued improvement in computer programming tools may enable businesses to develop their own software internally.

       Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing, and other resources, as well as greater name recognition, than the Company. The Company believes that its wide range of software development and systems integration and support capabilities will enable it to compete successfully, and intends to focus on the provision of high-performance value-added integrated products and services designed to be marketed on the basis of quality as well as price.

Intellectual Property

       Most of the Company's contracts state that its software is proprietary and that title to and ownership of its software generally reside with the Company. The Company grants nonexclusive licenses to customers for software developed by the Company for such customers. Like many software firms, the Company has no patents. The Company attempts to protect its rights with a combination of copyright, trade secret laws, and employee and third-party nondisclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or obtain and use information that the Company regards as proprietary, such as source codes or programming techniques.

       As the number of software products increases and their functionality further overlaps, the Company believes that software programs will increasingly become the subject of infringement claims. Although the Company's products have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

       The Company has applied to register the following trademarks: LAUNCH(TM),
infoENABLER(TM),  infoCOORDINATOR(TM),   infoDISTRIBUTOR(TM),   infoCOURIER(TM),
TechShelf(TM), and Net Commerce(TM).

Product Liability Insurance

       The Company does not currently carry product liability insurance and there can be no assurance that such coverage, if obtainable, would be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful product liability claim. Although the Company has not been subject to any product liability claims, such claims could arise in the future. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify the Company against such claims.

Employees

       As of February 28, 1997, the Company had 44 full-time employees, 9 of whom were in administration, 12 of whom were in sales and marketing, and 23 of whom held professional technical positions. As of such date, the Company also had two part-time employees in sales and marketing. None of the Company's employees are represented by unions. Management believes the Company's employee relations are good.

Item 2.  Description of  Property.

       The Company leases office space in Annapolis and Rockville, Maryland; Tampa, Orlando, and Ft. Lauderdale, Florida; and Atlanta, GA. The leases require the Company to pay monthly rent of approximately $2,800, $3,500, $3,500, $2,700, $1,500, and $2,800, respectively, and expire at various times through 2000. In addition, the Company leases office space in Redmond, Washington, for a monthly rent of approximately $9,500, which is subleased to an unaffiliated third party through the end of the Company's lease term in January 1998 due to the consolidation of the multimedia division. Management believes that its current office facilities are adequate and suitable for the Company's current operations.

Item 3.  Legal Proceedings.

       The Company is not subject any legal proceedings other than claims that arise in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

       Since November 11, 1993, the Company's Common Stock has been listed on the NASDAQ Small Cap Market under the symbol "PAID" and on the Boston Stock Exchange under the symbol "PAD." Prior to November 11, 1993, the Company's Common Stock traded in the over-the-counter market and was quoted in the "Pink Sheets."

       The following table shows the high and low sale prices for the Company's Common Stock, for the periods indicated, based upon information supplied to the Company from NASDAQ.

                  Year                   High              Low
                  ----                   ----              ---
                  1996
                  1st Quarter            $10.875           $8.875
                  2nd Quarter            $13.75            $9.625
                  3rd Quarter            $13.375           $10.625
                  4th Quarter            $15.00            $12.25

                  1995
                  1st Quarter            $10.9375          $7.00
                  2nd Quarter            $12.25            $7.00
                  3rd Quarter            $13.125           $8.96875
                  4th Quarter            $10.50            $5.75

       The above prices have been adjusted for the 1:3.5 reverse stock split which was effective December 8, 1995.

       The closing bid price for the Company's Common Stock on March 25, 1997, was $13.125.

       The Company had approximately 173 holders of record of Common Stock as of March 25, 1997. Management believes that the number of beneficial holders of the Company's Common Stock as of March 25, 1997, was approximately 3,800.

       No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 1996 Compared to Fiscal 1995

       The Company's revenue is comprised of service fees, product sales, and royalties. Service fees are for systems integration services provided by UST, the Company's subsidiary acquired in July 1996, and for the development of custom multimedia software. Product sales are for software and hardware products primarily sold by UST. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

       Total revenues for the year ended December 31, 1996 were $1,588,094 as compared to $708,652 for the same period of 1995, an increase of approximately $879,000. This increase was primarily attributable to the inclusion of six months of UST revenues of approximately $960,000 following its acquisition by the Company in July 1996, offset by a decrease in sales of the Company's custom software products of approximately $81,000. The net loss and net loss per share were $3,823,621 and $2.58 per share, respectively, for the year ended December 31, 1996 as compared to a net loss and net loss per share of $1,949,415 and $3.52 per share, respectively, for the prior year.

       During the year ended December 31, 1996, revenue from services fees for systems integration and software development services provided by UST following its acquisition by the Company in July 1996 was $603,366, as compared to $0 in the prior year.

       During the year ended December 31, 1996, revenue from custom multimedia software development services was $552,397 as compared to $633,092 for the prior year, a decrease of approximately $81,000 or 13%. The decrease was primarily due to the number and size of new contracts the Company was able to secure and to ongoing delays in certain contracts with customers, particularly the Company's subcontract with TRW. During the first quarter of 1997, the Company was notified that TRW's contract with the State of California was terminated; accordingly, the Company's subcontract with TRW was terminated. The Company recognized approximately $134,000 in revenue from this contract during 1996 as compared to approximately $118,000 during 1995.

       During the year ended December 31, 1996, revenue from sales of products was $372,256, as compared to $21,739 in the prior year, an increase of approximately $350,000. Approximately $357,000 of the revenue for the year ended December 31, 1996, represents six months of sales of computer hardware and software products by UST. UST sells computer hardware and software products as part of their systems integration services. The remaining $15,000 in revenue for the year ended December 31, 1996 and all of the revenue for the year ended December 31, 1995 represents sales of two consumer off-the-shelf products which the Company began marketing during the last quarter of 1995 when it initiated test market mailing programs for certain products. Both mailings generated low response rates; accordingly, the Company does not plan to perform any additional mailings for these products.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $60,075 during the year ended December 31, 1996 as compared to $53,821 for the prior year, an increase of approximately $6,000 or 12%. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the year ended December 31, 1996, total operating expenses were $5,419,016 as compared to $2,697,069 in the prior year, an increase of approximately $2.7 million. The acquisitions of Forsight, Inc. ("Forsight") and UST in February 1996 and July 1996, respectively, primarily accounted for the increase. The increase includes the write-off of purchased research and development in connection with the acquisition of Forsight, which totaled approximately $289,000, and the write-off of goodwill in connection with the acquisition of UST, which totaled approximately $578,000.

       For the years ended December 31, 1996 and 1995, the cost of service fees for custom multimedia software exceeded custom multimedia software revenue, resulting in negative gross margins of approximately (42%) and (14%), respectively. The negative gross margin for 1996 is primarily due to the lower than anticipated level of sales of the Company's custom multimedia software services, particularly for sales expected in connection with the acquisition of Forsight.

       Cost of service fees for systems integration services provided by UST following its acquisition by the Company was approximately $603,000 for the year ended December 31, 1996, resulting in an approximate break-even gross margin for 1996. The break-even gross margin for the 1996 period was primarily due to the lower than anticipated level of sales of UST's services, as well as employee turnover as a result of the merger.

       Cost of product sales was $223,498 for the year ended December 31, 1996, as compared to $11,253 in the prior year. Approximately $219,000 of these costs for the year ended December 31, 1996 was from the sale of products by UST following its acquisition by the Company and resulted in a gross margin of approximately 40%, an unusually high margin due to a one-time transaction recognized during 1996. Approximately $5,000 of these costs for the year ended December 31, 1996 and all of the costs for the prior year are the costs associated with the consumer off-the-shelf marketing initiative discussed above.

       During the year ended December 31, 1996, research and development expenses were $251,778 as compared to $257,979 for the prior year. Research and development expenses were consistent with the prior year as the Company continued to improve on existing tools as needed and develop modified versions of traditional custom software products to be sold to a broad range of commercial customers.

       During  the  year  ended   December  31,  1996,   selling,   general  and
administrative expenses were $2,691,483 as compared to $1,707,521 in the prior year, an increase of approximately

$984,000, or 58%. Approximately $922,000 of the increase is due to the acquisitions of Forsight and UST. The remaining increase is due to the Company's increased sales and marketing efforts.

       During the year ended December 31, 1996, total other income (expense) decreased by approximately $32,000 from the same period of the prior year due to losses recognized during 1996 related to the consolidation of the multimedia division, the write off of certain obsolete inventory and computer equipment, as well as interest expense on UST's line-of-credit and bank note.

Fiscal 1995 Compared to Fiscal 1994

       Total revenues for the year ended December 31, 1995 were $708,652 as compared to $844,395 for the prior year, a decrease of approximately 16%. This decrease was attributable to a decrease in sales of the Company's custom software products of approximately $49,000, a decrease in product sales of approximately $53,000, and a decrease in royalty revenue of approximately $33,000. The net loss and net loss per share were $1,949,415 and $3.52 per share, respectively, for the year ended December 31, 1995 as compared to a net loss and net loss per share of $2,406,099 and $4.62 per share, respectively, for the prior year.

       For the year ended December 31, 1995, custom multimedia software revenue was $633,092 as compared to $682,591 for the prior year, a decrease of approximately $49,000 or 7%. The decrease was primarily due to the number and size of new contracts the Company was able to secure and to ongoing delays in certain contracts with customers, particularly the Company's subcontract with TRW.

       For the year ended December 31, 1995, revenue from product sales was $21,739 which represented the sales of consumer off-the-shelf products, which the Company began marketing during the last quarter of 1995 when it initiated test market mailing programs for certain products. Prior to 1995, the Company also derived revenues from the sale of hardware and software utilized in teaching and instructional skills. The sale of these products was discontinued effective June 30, 1994; accordingly, there was no revenue from sales of these products for the year ended December 31, 1995, as compared to $74,985 in the prior year.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $53,821 during the year ended December 31, 1995, as compared to $86,819 in the prior year. The decrease in 1995 royalty revenue is primarily due to the aging shelf life of products for which the Company currently receives royalties.

       For the year ended December 31, 1995, total operating expenses were $2,697,069 as compared to $3,339,095 in the prior year, a decrease of approximately $640,000 or 19%. The decrease was due to lower costs associated with custom software development of approximately $290,000, the elimination of costs of approximately $51,000 related to the sale of instructional products (offset by costs of approximately $11,000 associated with the sale of consumer off-the-shelf products), and a reduction in selling, general and administrative expenses of $314,000.

       For the years ended December 31, 1995 and 1994, the cost of custom software production exceeded custom software revenue, resulting in negative gross margins of approximately (14%) and (48%), respectively. The decrease in the cost of custom software production and the improved gross margins during the 1995 period reflects the downsizing of the Company's development staff, as well as the implementation of improved project management and tracking techniques.

       Selling, general and administrative expenses decreased primarily due to actions taken during 1995 to restructure the Company's sales and marketing activities. Actions included concentrating the Company's sales efforts on selected industries in which it has had previous success, including automotive and packaging; converting certain full-time sales people to independent sales representatives; substituting commission-based compensation for fixed salaries; and eliminating certain advertising, travel and related expenses.

       For the year ended December 31, 1995, total other income (expense) decreased approximately $50,000 from the prior year, primarily due to a decrease in funds available for investment.

Cash Flow, Liquidity and Capital Resources

       The Report of Independent Accountants on the 1996 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $3,823,621 for the year ended December 31, 1996, and as of December 31, 1996 had an accumulated deficit of $10,665,959. As discussed in Note 1 to the Notes to the Consolidated Financial Statements and under Strategy to Achieve Profitable Operations below, the Company plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company.

       For the year ended December 31, 1996, the Company used cash of approximately $2.8 million in operations, primarily due to the net loss of approximately $3.8 million, net of amortization and depreciation and the write-offs of purchased research and development and goodwill in connection with the acquisitions of Forsight and UST, which totaled approximately $1.1 million. Net cash of approximately $634,000 was used for investing activities for the purchase of U.S. government securities, equipment, and Forsight. Net cash of approximately $200,000 was provided by the exercise of 28,571 common stock options, offset by approximately $43,000 used to make payments on UST's obligations to a bank.

       For the year ended December 31, 1995, the Company used cash of approximately $1.8 million in operating activities. In addition to the net loss, the Company experienced increases in accounts receivables and other assets. Net cash of approximately $1.7 million was provided by investing activities primarily from proceeds received at maturity of liquid investment securities. Net cash of approximately $3.8 million was provided from financing activities as a result of net proceeds received from the December 1995 public offering of 920,000 shares of the Company's Common Stock. Working capital at December 31, 1995 was approximately $4.1 million.

       For the year ended December 31, 1994, the Company used cash of approximately $2.2 million in operating activities. In addition to the net loss, the Company experienced increases in receivables and prepaid expenses and other current assets. Net cash of approximately $2.1 million was used in investing activities to purchase liquid investment securities and property and equipment.

       Working capital of approximately $684,000 at December 31, 1996, together with funds to be generated from investment income and future sales of services and products are expected to provide sufficient liquidity to meet anticipated cash needs on a short-term basis. In addition, during the first quarter of 1997, the Company received net proceeds of approximately $900,000 from the exercise of underwriter warrants and stock options. As of December 31, 1996, backlog of custom multimedia software and systems integration services totals approximately $400,000, all of which is expected to be earned during 1997. Management recognizes that the Company may require additional financing until such time that service fees and product sales are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

Strategy to Achieve Profitable Operations

       The Company's strategy to increase revenue is to utilize its wide range of computer systems integration, support services, and software development capabilities to provide high-performance value-added integrated computer services to mid- to large-sized service organizations, manufacturers and other companies located in the United States. Custom multimedia software and software applications developed for use in conjunction with Lotus Notes(R)/Domino(TM) are expected to be important components of the services provided by the Company to such customers. Management believes that the Company's ability to provide all of the services required in connection with design, installation and support of computer systems will enhance its ability to effectively market its custom software development services, including Intranet and Internet services, to customers that prefer to purchase an integrated set of products and services from a single vendor, and that the Company's expertise in developing such software will in turn enhance the Company's ability to market its computer systems integration and support services. In addition, the Company believes that it can increase revenue by using its proprietary products and software development skills to produce generic versions of its custom software products for sale to companies that do not require or cannot afford complete customized services. In addition, the Company intends to increase revenues by establishing ongoing arrangements with larger companies that need to integrate custom multimedia software with work group computing systems.

       During 1996, the Company consummated two acquisitions in order to expand its areas of expertise and broaden its base of customers for custom multimedia software development
services.  As a result of these acquisitions,  the Company develops    software
applications    used   in    conjunction    with   Lotus Notes(R)/Domino(R),
markets IBM midrange computers and systems integration and support services, and provides interactive multimedia software development services for
corporate   communications  using  state-of-the-art   technology, including
web-site development and other intranet and Internet services. The Company believes that marketing custom multimedia services to this broadened customer base and marketing its acquired expertise to the multimedia customers will facilitate the growth of its business. In addition, the Company intends to pursue the acquisition of companies in the computer systems integration and related businesses, as well as other acquisitions, strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the products and services currently provided. Management believes that in the future, the percentage of the Company's revenues attributable to the development of custom multimedia software will decrease and the percentage attributable to the sale of systems integration and related support services, including the sale of hardware, will increase as a result of this strategy.

       To better control costs, the Company is implementing plans to consolidate the multimedia related operations into one location by consolidating the Redmond, WA and the Rockville, MD office into the Annapolis, MD location. The consolidation of the Redmond office was completed by December 31, 1996 and the consolidation of the Rockville office is expected to be completed by April 30, 1997.

       Management believes that its strategy for increasing revenues combined with the impact of its cost control measures will enhance the Company's probability of achieving profitable operations during 1997. However, no assurance can be given that these measures, even if successful, will ensure the continued existence of the Company. Management's estimates are based upon information currently available and may not necessarily prove accurate.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this document and other statements which are not historical facts are forward looking statements that involve risks and uncertainties, including, the success of newly implemented sales strategies; the continued existence of agreements with product providers; market acceptance of the Company's products and services; the ability to obtain a larger number and size of contracts; the timing of contract awards; work performance and customer response; the impact of competitive products and pricing; technological developments by the Company's competitors or difficulties in the Company's research and development efforts; and other risks as detailed in the Company's Securities and Exchange Commission filings.

Item 7.  Financial Statements

         The information required by Item 7 appears at page F-1 which appears after this page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
         None.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                        Page No.
                                                                                        -------
Report of Coopers & Lybrand L.L.P, Independent Accountants, on the
         December 31, 1996 and 1995 Consolidated Financial Statements                       F-2

Consolidated Balance Sheets, December 31, 1996 and 1995                                     F-3

Consolidated Statements of Operations for the years
         ended December 31, 1996, 1995, and 1994                                            F-4

Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1996, 1995, and 1994                                            F-5

Consolidated Statements of Cash Flows for the years
         ended December 31, 1996, 1995, and 1994                                            F-6

Notes to Consolidated Financial Statements                                             F-7 - F-16

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Pacific Animated Imaging Corporation

We have audited the accompanying consolidated balance sheets of Pacific Animated Imaging Corporation and its subsidiaries (the Company) as of December 31, 1996 and 1995 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, had an accumulated deficit of $10,665,959, and its existing cash resources are insufficient to fund planned operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     COOPERS & LYBRAND L.L.P


McLean, Virginia
March 28, 1997

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,     December 31,
                                                                                               1996             1995
                                                                                         --------------    --------------
                                     ASSETS
         Current assets
               Cash and cash equivalents                                                 $     939,281     $   4,177,534
               Investment in U.S. government securities                                        474,144              --
               Accounts receivable, net                                                        411,220           260,655
               Interest receivable                                                              19,814             3,939
               Inventory                                                                        18,838              --
               Prepaid expenses and other current assets                                       150,819            82,719
                                                                                         --------------    --------------
                  Total current assets                                                       2,014,116         4,524,847
                                                                                         --------------    --------------

         Property and equipment, at cost
               Computers, furniture and equipment                                              990,105           500,162
               Less accumulated depreciation                                                   490,193           218,593
                                                                                         --------------    --------------
                  Net property and equipment                                                   499,912           281,569
                                                                                         --------------    --------------

         Other assets                                                                           55,681            62,708
                                                                                         --------------    --------------

                                                                                         $   2,569,709     $   4,869,124
                                                                                         ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
               Accounts payable and accrued liabilities                                  $     796,729     $     274,313
               Deferred revenue                                                                 66,088            76,201
               Customer deposit                                                                 50,000            50,000
               Line of credit                                                                  320,833              --
               Other current liabilities                                                        96,063             7,781
                                                                                         --------------    --------------
                  Total current liabilities                                                  1,329,713           408,295

         Note payable to bank                                                                   18,253              --
         Deferred rent and other                                                               149,125            22,399
                                                                                         --------------    --------------

                  Total liabilities                                                          1,497,091           430,694
                                                                                         --------------    --------------

         Commitments and contingencies

         Stockholders' equity
               Common stock, $.0001 par value.  Authorized 5,000,000 shares;
                  issued and outstanding 1,518,880 and 1,441,024 shares
                  as of December 31, 1996 and 1995.                                                152               144
               Additional paid-in capital                                                   11,893,549        11,280,624
               Accumulated deficit                                                         (10,665,959)       (6,842,338)
               Deferred compensation                                                          (155,124)             --
                                                                                         --------------    --------------
                  Total stockholders' equity                                                 1,072,618         4,438,430
                                                                                         --------------    --------------

                                                                                         $   2,569,709     $   4,869,124
                                                                                         ==============    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year ended December 31,
                                                                ------------------------------------------------------------
                                                                        1996                 1995                 1994
                                                                ------------------    -----------------    -----------------
       Revenue

            Service fees                                        $       1,155,763     $        633,092     $        682,591
            Product sales                                                 372,256               21,739               74,985
            Royalties                                                      60,075               53,821               86,819

                                                                ------------------    -----------------    -----------------
                    Total revenue                                       1,588,094              708,652              844,395
                                                                ------------------    -----------------    -----------------

       Expenses

            Cost of service fees                                        1,385,131              720,316            1,010,295
            Cost of product sales                                         223,498               11,253               50,966
            Research and development                                      251,778              257,979              256,552
            Selling, general and administrative                         2,691,483            1,707,521            2,021,282
            Write-off of purchased research and development               289,330                   --                   --
            Write-off of goodwill related to purchase of
                U.S. Technologies, Inc.                                   577,796                   --                   --

                                                                ------------------    -----------------    -----------------
                    Total operating expenses                            5,419,016            2,697,069            3,339,095

                                                                ------------------    -----------------    -----------------
       Loss from operations                                            (3,830,922)          (1,988,417)          (2,494,700)

       Other income, net                                                    7,301               39,002               88,601

                                                                ==================    =================    =================
       Net loss                                                 $      (3,823,621)    $     (1,949,415)    $     (2,406,099)
                                                                ==================    =================    =================

       Average number of common shares outstanding                      1,483,831              553,687              520,739
                                                                ==================    =================    =================

       Net loss per common share                                $           (2.58)    $          (3.52)    $          (4.62)
                                                                ==================    =================    =================

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock        Additional
                                              ----------------------     Paid-in        Accumulated     Deferred
                                                Shares        Amount     Capital          Deficit      Compensation      Total
                                              -----------     ------   ------------    -------------   ------------   ------------
Balance, December 31, 1993                       520,739      $  52    $ 7,551,490     $ (2,486,824)    $      --     $ 5,064,718

   Net loss                                           --         --             --       (2,406,099)           --      (2,406,099)

                                              -----------     ------   ------------    -------------    ----------    ------------
Balance, December 31, 1994                       520,739         52      7,551,490       (4,892,923)           --       2,658,619

   Exercise of incentive stock options               285         --          2,250               --                         2,250
   Net proceeds from public offering of
     shares of common stock, $5.25 per share,
     net of offering costs of $1,103,104         920,000         92      3,726,884               --                     3,726,976
   Net loss                                           --         --             --       (1,949,415)                   (1,949,415)

                                              -----------     ------   ------------    -------------    ----------    ------------
Balance, December 31, 1995                     1,441,024        144     11,280,624       (6,842,338)           --       4,438,430

   Exercise of  stock options                     32,856          3        238,424               --            --         238,427
   Stock issued for services                      25,000          3        193,904               --      (155,124)         38,783
   Stock issued in connection with
     Forsight acquisition                         20,000          2        159,373               --            --         159,375
   Adjustment to 1995 offering costs                  --         --         21,224               --            --          21,224
   Net loss                                           --         --             --       (3,823,621)           --      (3,823,621)

                                              ===========     ======   ============    =============    ==========    ============
Balance, December 31, 1996                     1,518,880      $ 152    $11,893,549     $(10,665,959)    $(155,124)    $ 1,072,618
                                              ===========     ======   ============    =============    ==========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended December 31,
                                                                                      1996            1995           1994
                                                                                  ------------    -------------   -------------
     Cash flows from operating activities
        Net loss                                                                  $(3,823,621)    $ (1,949,415)   $ (2,406,099)
        Adjustments to reconcile net loss to net cash used in
               operating activities, net of effects from purchases
               of Forsight, Inc. and U.S. Technologies, Inc.
            Depreciation and amortization                                             269,741          146,867         104,352
            Provision for bad debt expense                                             28,981            6,000           6,118
            Amortization of deferred compensation                                      38,783               --              --
            Loss on disposal of assets                                                 22,634           21,022          26,713
            Write-off of purchased research and development                           289,330               --              --
            Write-off of goodwill                                                     577,796
            Increase (decrease) in cash from changes in assets and liabilities
               Accounts receivable                                                    (15,244)        (143,449)         (1,520)
               Interest receivable                                                    (15,875)          34,376         (38,315)
               Inventory                                                               41,091               --              --
               Prepaid expenses and other current assets                              (68,100)          68,586         (67,693)
               Other assets                                                            25,276          (48,102)         33,042
               Accounts payable and accrued liabilities                                (1,146)          17,322          97,294
               Other liabilities                                                     (130,659)          62,100          40,655

                                                                                  ------------    -------------   -------------
        Net cash used in operating activities                                      (2,761,013)      (1,784,693)     (2,205,453)
                                                                                  ------------    -------------   -------------

     Cash flows from investing activities
        Purchase of U.S. government securities                                       (474,144)              --      (2,695,959)
        Proceeds from maturity of U.S. government securities                               --        1,698,319         997,640
        Capital expenditures                                                         (134,033)         (46,462)       (383,066)
        Proceeds from sales of property and equipment                                  11,200           14,038              --
        Payment for purchase of Forsight, Inc., net of cash acquired                  (46,424)              --              --
        Cash acquired from purchase of U.S. Technologies, Inc.                          9,549               --              --

                                                                                  ------------    -------------   -------------
        Net cash provided by (used in) investing activities                          (633,852)       1,665,895      (2,081,385)
                                                                                  ------------    -------------   -------------

     Cash flows from financing activities
        Net proceeds from sale of common stock                                             --        3,726,976              --
        Financing costs included in liabilities as of December 31, 1995                    --           61,345              --
        Proceeds from exercise of options                                             199,997            2,250              --
        Payments on line of credit                                                    (26,886)              --              --
        Payments on note payable to a bank                                            (16,499)              --              --

                                                                                  ------------    -------------   -------------
        Net cash provided by financing activities                                     156,612        3,790,571              --
                                                                                  ------------    -------------   -------------

     Net (decrease) increase in cash and cash equivalents                          (3,238,253)       3,671,773      (4,286,838)

     Cash and cash equivalents, beginning of year                                   4,177,534          505,761       4,792,599

                                                                                  ------------    -------------   -------------
     Cash and cash equivalents, end of year                                       $   939,281     $  4,177,534    $    505,761
                                                                                  ============    =============   =============

     Supplemental disclosures of cash paid:
        Interest                                                                  $    22,701     $         --    $         --
        Income taxes                                                                       --               --              --

     Supplemental schedule of noncash investing and financing activities:
        Stock issued as payment for unearned professional fees                    $   193,907     $         --    $         --
        Stock options exercised in lieu of payment for professional fees               38,430               --              --
        Stock issued in connection with acquisition of Forsight                       159,375               --              --
        Adjustment to 1995 offering costs                                              21,224               --              --

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



1.     THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Business. Pacific Animated Imaging Corporation and its subsidiaries (the "Company") are full-service providers of technology based software solutions and computer systems integration (including the sale of hardware and software products) and support services specializing in the development of software applications related to work group and work flow computing solutions, and the development of custom interactive multimedia software for use in the areas of process enhancement, technical documentation, training, and performance support for a variety of commercial and industrial end-users.

       Going Concern. The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,823,621 for the year ended December 31, 1996, and as of December 31, 1996 had an accumulated deficit of $10,665,959. Management recognizes that in order to develop and market its services and products effectively, the Company may require additional financing until such time that service fees and product sales are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of its equity securities or placements of debt, there can be no assurances that such financing will be available or, if available, will be under terms and conditions suitable to the Company. Management's plans to address the losses and liquidity matters include (i) consolidating the multimedia related operations into one location and (ii) increasing sales by leveraging the expanded capabilities and customer lists obtained in connection with the acquisitions made during 1996 by marketing the full services of the Company to the customers of the acquired companies. In addition, one of the Company's subsidiaries was approved during the fourth quarter as an IBM Industry Remarketer for both the AS/400 and RS/6000 midrange computer platforms. It is Management's belief that by selling the IBM midrange products, the Company will be able to sell additional services to customers by providing customers with the ability to purchase an integrated set of products and services from a single vendor. However, no assurances can be given that these measures, even if successful, will ensure the continued existence of the Company. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Principles of Consolidation. The consolidated financial statements include the accounts of Pacific Animated Imaging Corporation ("PAI") and its wholly owned subsidiaries, JMC Company, Inc. ("JMC"), and U.S. Technologies, Inc. ("UST"). All significant intercompany transactions have been eliminated in consolidation. PAI, JMC, and UST are hereinafter referred to as the "Company".

       Revenue Recognition. Revenues from hardware and software product sales are recognized on delivery. Revenues from consulting and training services are recognized as services are performed. Revenues from the Company's custom multimedia software products are recognized using the percentage of completion method due to the significant customization involved in their development. Cost estimates are reviewed periodically as work progresses, and adjustments to revenue are reflected in the period in which revisions to such estimates are deemed necessary. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services and is adjusted on a quarterly basis to reflect the status of projects.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       Investments in U.S. Government Securities. The Company anticipates that any investments in U.S. Government securities, composed of U.S. Treasury Bills and Notes, would be available for sale in response to the Company's liquidity needs, if necessary. Accordingly, these securities are principally considered as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115). As of December 31, 1996, amortized cost approximated market, therefore, no adjustment was made to stockholders' equity. Interest income is accrued as earned.

       Inventory. Inventory consists primarily of miscellaneous computer components and is stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

       Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are principally three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the improvements or the remaining lease term. When assets are retired or disposed, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

       Per Share Data. Loss per share is computed on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. In loss periods, dilutive common equivalent shares, consisting of stock options and warrants, are excluded as the effect would be anti-dilutive.

       New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on the financial statements.

       Research and Development Expenses and Software Development Costs. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as the completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs with respect to its continuing operations. In addition, research and development costs including software development costs prior to technological feasibility are expensed in the period in which they are incurred.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


       Concentration of Credit Risk. The Company had approximately $750,000 and $4,077,000 on deposit in money market funds with strong credit ratings and checking accounts at various commercial banking institutions in excess of insured amounts at December 31, 1996 and 1995, respectively. The Company has not experienced losses on these investments.

       The Company provides hardware and software products, develops software, and performs services for its customers located throughout the United States. The customer base of one of the Company's subsidiaries, which accounted for approximately 60% of the Company's 1996 revenues, is located primarily throughout Florida. The Company provides credit in the normal course of business and, to date, has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. In addition, for certain hardware orders and for custom multimedia software development projects, the Company requires advances or deposits of at least one-third of the price of the custom software or hardware products with additional amounts due at certain milestones during the custom software development process or delivery of the hardware products. Due to these factors management believes no additional credit risk beyond amounts provided for in the doubtful account allowance is inherent in the Company's accounts receivable.

       For the year ended December 31, 1996, one customer, a systems integrator, accounted for 10% of the Company's revenue. For the year ended December 31, 1995, three customers, an automobile parts distribution company, a government contractor, and a truck manufacturer, accounted for 17%, 17%, and 13%, respectively, of the Company's revenue. For the year ended December 31, 1994, three customers, a household products manufacturer, an electronics education firm, and a packaging company, accounted for 23%, 11%, and 10%, respectively, of the Company's revenue. At December 31, 1996, two customers, a government contractor and a department store, accounted for approximately 14% and 18%, respectively, of accounts receivable. At December 31,1995, two customers, a truck manufacturer and a government contractor, accounted for approximately 24% and 45%, respectively, of accounts receivable.

       Recoverability of Long-Lived Assets. The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. On December 31, 1996, the Company recognized an impairment loss of approximately $578,000 related to the write-off of goodwill that resulted from the purchase of U.S. Technologies, Inc. (see Note
2). Factors leading to the impairment were a combination of historical losses, anticipated future losses, and inadequate cash flows.

       Reverse Stock Split. On November 10, 1995, the Board of Directors, acting on shareholder approval, authorized a one-for-three and one half reverse stock split to be effective December 8, 1995. All share, per share, conversion amounts, and exercise prices relating to common stock, warrants and stock options included in the accompanying financial statements and footnotes have been restated to reflect the one-for-three and one half reverse stock split.

       Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

       Fair Value of Financial Instruments. During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure of Fair Value of Financial Instruments" ("SFAS 107"). The Company believes that for all financial instruments, as defined by SFAS 107, the carrying amount, as reported in the balance sheet approximates fair value.

       Reclassifications. Certain prior year amounts have been reclassified to correspond to the current year presentation.


2.     ACQUISITIONS

       During 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of income for the period in which they were owned by the Company.

       Acquisition of Forsight, Inc.

       Effective February 2, 1996, the Company acquired substantially all the assets of Forsight, Inc. ("Forsight"), a closely held corporation engaged in the business of developing and selling interactive multimedia software to the business communications and the consumer publishing market for a total purchase price of approximately $375,000, plus direct expenses of the acquisition which totaled approximately $23,000. The Company acquired cash, fixtures and equipment, accounts receivable, intellectual property, and other miscellaneous assets for the assumption of certain liabilities of Forsight, which totaled approximately $200,000, and 20,000 unregistered shares of common stock of the Company. Other terms of the acquisition included the employment by the Company of certain of Forsight's key employees, who will continue as part of the Company's senior management team; and the acquisition of all of the shares of Series A Convertible Preferred Stock of Forsight from Circa Pharmaceuticals, Inc. in an amount equal to thirty percent of the net income each year for three years of Forsight's operations up to a maximum value of $600,000, payable in unregistered shares of common stock of the Company. The Series A Convertible
Preferred Stock of Forsight was canceled after the acquisition. The Company allocated approximately $109,000 to identifiable tangible assets and wrote-off approximately $289,000 as in process research and development on the date of acquisition. The acquisition did not meet materiality thresholds for separate pro forma disclosure.

       Acquisition of U.S. Technologies, Inc.

       Effective July 19, 1996, U.S. Technologies Inc. Acquisition Corporation, a wholly owned subsidiary of the Company, merged with and into U.S.
Technologies, Inc. ("UST"), with UST being the surviving corporation. As a result of the merger, the Company owns 100% of UST. Consideration at the time of purchase amounted to approximately $642,000 which represents the excess of UST's liabilities over its assets as of the date of the merger. On December 31, 1996, the Company wrote-off approximately $578,000, which represented the purchase consideration of approximately $642,000, net of approximately $64,000 of accumulated amortization, as an impairment loss (see Note 1).

       In addition, under the terms of the merger, the former 100% owner of UST has the ability to earn up to 31,068 shares of common stock in the Company (the market value of which was $400,000 as of the date of the merger), provided certain financial milestones are met by UST. The value of the shares of common stock will be accounted for as compensation at the time of issuance. As of December 31, 1996, the Company has not issued any shares of common stock to the former 100% owner of UST. In addition, the Company made a commitment to provide working capital to UST. Through December 31, 1996, working capital provided to UST totaled approximately $722,000.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

       If the acquisition of UST had occurred on January 1, 1995, management estimates that on an unaudited pro forma consolidated basis, revenues, total operating expenses, net loss, and net loss per common share would have been as follows:
                                            1996                  1995
                                            ----                  ----
       Revenues                          $2,918,235            $5,361,617
       Total operating expenses          $6,945,473            $7,731,445
       Net loss                         ($4,036,851)          ($2,421,090)
       Net loss per common share           ($2.72)               ($4.37)

       These  estimates  were  based  on  assumptions   that  management   deems
appropriate, but the results are not necessarily indicative of those that might have occurred had the acquisition taken place on January 1, 1995.

3.     ACCOUNTS RECEIVABLE

       Accounts receivable as of December 31, 1996 and 1995 consist of the following:

                                                           December 31,
                                                       1996           1995
                                                       ----           ----
       Accounts receivable                           $ 451,421      $ 266,674
       Less: Allowance for doubtful accounts            40,201          6,019
                                                     ---------      ---------
                                                     $ 411,220      $ 260,655
                                                     =========      =========


4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities as of December 31, 1996 and 1995 consist of the following:

                                                         December 31,
                                                     1996            1995
                                                     ----            ----
       Accounts payable                            $  398,273      $ 101,822
       Payroll and related expenses                   171,262         67,407
       Other                                          227,194        105,084
                                                   ----------     ----------
                                                   $  796,729      $ 274,313
                                                   ==========      =========

5.        LINE OF CREDIT

       As of December 31, 1996, the Company's subsidiary, UST, had $320,833 of short-term debt outstanding under a line of credit with a bank. This line of credit is collateralized by accounts receivable as well as the personal guarantee of the former sole stockholder of UST. In July 1996, in connection with the acquisition of UST, this line of credit was renegotiated and required twelve monthly principal payments, which are guaranteed by the Company, of $5,833 plus interest through July, 1997. Interest is at the bank's prime rate plus 2%. The remaining unpaid principal balance is due and payable on August 18, 1997; accordingly, as of December 31, 1996, the outstanding balance was classified as a current obligation.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

6.        NOTE PAYABLE TO BANK

       As of December 31, 1996, the Company's subsidiary, UST, had a note payable to a bank, as follows:

                                                                    December 31,
                                                                       1996
                                                                       ----
         Note payable to bank in monthly payments of
                  $3,222, including interest at 9.75% through
                  June 1998; collateralized by equipment,
                  inventory, and accounts receivable                   $53,242
         Less current portion, included in other current liabilities   (34,989)
                                                                       -------
         Note payable to bank, less current portion                    $18,253
                                                                       =======


7.     COMMON STOCK

       In connection with the Company's public offering of 920,000 shares of its common stock in December 1995, a warrant to purchase 80,000 shares of its common stock was issued to the underwriter. The warrant is exercisable at the option of the holder, in whole or in part, at a price of $7.09 per share at any time during the period December 15, 1996 through December 15, 2000. These warrants were exercised in February, 1997 for which the Company received net proceeds of approximately $540,000.

       In connection with the Company's public offering of 171,428 shares of its common stock in November 1993, a warrant to purchase 17,142 shares of its common stock was issued to the underwriter. The warrant is exercisable at the option of the holder, in whole or in part, at a price of $39.20 per share at any time during the period November 10, 1994 through November 9, 1998.

8.     STOCK OPTION PLANS

       Incentive Stock Option Plans

       In 1992, the shareholders approved the Company's Incentive Stock Option Plan ("ISO Plan No. 1") for its employees to purchase up to a total of 39,222 registered shares of the Company's common stock. In 1994, the shareholders approved the Company's Incentive Stock Option Plan No. 2 ("ISO Plan No. 2") for its employees to purchase up to a total of 28,571 registered shares of the Company's common stock. For both Incentive Stock Option Plans, the option price per share may not be less than the fair market value of the stock on the date of the grant, the terms of the options are ten years from the date of grant, and options vest over a five-year period beginning on the date of grant. If immediately before a grant an employee owns more than 10% of the total combined voting stock of the Company, the exercise price shall be at least 110% of the fair market value of the stock on the date of the grant and the options expire five years from the date of grant.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

       A summary of option activity under ISO Plans No. 1 and No. 2 is as follows:

                                                    Number     Weighted Average
                                                  of Options     Option Prices
                                                  ----------   ----------------
Options outstanding at December 31, 1993            24,568
     Granted                                        25,710
     Exercised                                        --
     Expired                                       (27,996)
                                                   --------
Options outstanding at December 31, 1994            22,282          $ 8.10
     Granted                                        41,138          $11.375
     Exercised                                        (285)         $ 7.875
     Expired                                        (7,999)         $ 8.34
                                                    -------
Options outstanding at December 31, 1995            55,136          $ 10.57
     Granted                                        37,711          $ 10.50
     Exercised                                        --              --
     Expired                                       (45,708)         $ 10.75
                                                   --------
Options outstanding at December 31, 1996            47,139          $ 10.00
                                                    ======

       Nonqualified Stock Option Plans

       In 1992, the shareholders approved the Company's Nonqualified Stock Option Plan ("Nonqualified Plan") for its directors to purchase up to a total of 8,571 registered shares of the Company's common stock. Effective in 1994, the Company adopted Nonqualified Stock Option Plan No. 2, under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 71,428 registered shares of its common stock. Effective in 1995, the Company adopted Nonqualified Stock Option Plan No. 3, under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 13,571 shares of its common stock. Effective in 1996, the Company adopted Nonqualified Stock Option Plans No. 4, 5, and 6 under which the Company authorized the issuance of options to employees and consultants for the purchase of up to a total of 32,500, 100,000, and 150,000 shares, respectively, of its common stock. The option price per share under these plans may be greater than or less than the fair market value of the stock on the date of the grant. Both the option price and the terms of the options are determined by the Board of Directors or a committee of the Board as of the date of the grant. Generally, the terms of the options are ten years from the date of grant, and options vest 100% on the date of grant. A summary of option activity under the Nonqualified Plans is as follows:

                                                    Number    Weighted Average
                                                  of Options    Option Prices
                                                  ----------  ----------------
Options outstanding at December 31, 1993             8,571
     Granted                                        37,142
     Exercised                                        --
     Expired                                        (8,571)
                                                    -------
Options outstanding at December 31, 1994            37,142         $7.20
     Granted                                        46,426         $8.88
     Exercised                                        --            --
     Expired                                          --            --
                                                   -------
Options outstanding at December 31, 1995             83,568        $8.14
     Granted                                        182,500        $10.67
     Exercised                                      (32,856)       $7.26
     Expired                                        (28,500)       $5.25
                                                   --------
Options outstanding at December 31, 1996            204,712        $11.04
                                                    =======

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

       As of December 31, 1996, there was an aggregate of 158,871 options available for future grant under the Incentive Stock Option and Nonqualified Stock Option Plans. As of December 31, 1996 and 1995, there were 230,020 and 102,476 options, respectively, exercisable under the Incentive Stock Option and Nonqualified Stock Option Plans at weighted average exercise prices of $10.79 and $8.40, respectively. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $5.44 and $6.95, respectively. As of December 31, 1996, the weighted average remaining contractual life of options outstanding was 9 years and the range of options prices was $7.88 - $11.75.

       Performance Based Stock Plans

       During 1994, the Company adopted the Performance Stock Plan under which certain officers and key employees of the Company may be granted awards of up to an aggregate of 85,714 Performance Shares upon the attainment of certain performance objectives. Each awarded Performance Share is convertible to one share of the Company's common stock at the earlier of December 31, 1997, death, total disability, termination of the plan, or other event as determined by the Executive Compensation and Stock Option Committee of the Board of Directors. As of December 31, 1996, no Performance Shares had been awarded and there are 12,857 shares available for award.

       In connection with the acquisition of UST, the Company established a Phantom Stock Plan (the "Plan") for UST's key employees. Pursuant to the Plan, UST's key employees have the ability to earn up to 46,602 shares of the Company's common stock, the market value of which was $600,000 as of the date of the merger. The ability to earn these shares is subject to UST meeting certain financial milestones. As of December 31, 1996, no shares had been awarded.

       Pro Forma Information in Accordance with SFAS 123

       The Company applies Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its equity participation programs. Accordingly, no compensation cost has been recognized for its incentive and nonqualified stock option plans related to stock options granted to employees. Had compensation cost for the Company's incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of accounting under Statements of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), the Company's net loss and net loss per share would have been the amounts indicated below:

                                                         1996          1995
                                                         ----          ----
       Net loss                     As reported       $3,823,621    $1,949,415
                                    Pro forma         $4,861,148    $2,360,051

       Net loss per common share    As reported          $2.58         $3.52
                                    Pro forma            $3.28         $4.26

       The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted average assumptions used for option grants during the years ended December 31, 1996 and 1995, respectively: dividend yield of 0%, expected volatility of 66%, risk-free interest rate of 6.28% and 6.1%, and expected terms of 3.9 years.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


9.     INCOME TAXES

       The tax effects of the primary temporary differences and carryforwards which give rise to net deferred tax assets are as follows as of December 31, 1996 and 1995:

                                                           December 31,
                                                       1996             1995
                                                       ----             ----

           Net operating loss carryforwards       $ 3,574,000       $ 2,315,000
           Other                                      273,000            28,000
                                                  -----------       -----------
                                                    3,847,000         2,343,000
           Valuation allowance                     (3,847,000)       (2,343,000)
                                                  -----------       -----------
                                                        --               --
                                                  ===========       ===========

       Realization  of  deferred  tax  assets  at the  balance  sheet  date  are dependent on the Company's ability to generate future taxable income. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 1996 and 1995.

       The change in the deferred tax asset valuation allowance is primarily attributable to the increase in net operating loss carryforwards. As of December 31, 1996, net operating loss carryforwards total approximately $9.3 million which expire at various times through 2011. As a result of certain changes in ownership, the use of these carryforwards to offset future taxable income may be limited.


10.    RELATED PARTY TRANSACTIONS

       Prior to the acquisition, UST's sole stockholder advanced amounts to UST to fund working capital needs. The amounts due are non-interest bearing and are to be repaid upon availability of funds and after all amounts due to the bank are repaid in full by UST. Accordingly, these loans are considered long-term obligations. The amount due as of December 31, 1996 was $120,579.


11.    LEASES

       The Company leases office space, automobiles and certain equipment under separate noncancelable operating leases which expire at various dates through 2000. The agreements generally require that the Company pay applicable utility, property taxes, maintenance, and insurance costs. Certain excess office space is subleased to a third party. The future annual minimum rental payments, net of sublease income, under these leases at December 31, 1996 are as follows: 1997, $190,292; 1998, $103,015; 1999, $69,604; 2000, $23,654; and thereafter, $0.
Rental expense for the years ended December 31, 1996, 1995, and 1994, was approximately $297,000, $170,000, and $152,000, respectively.


12.    RETIREMENT AND OTHER BENEFIT PLANS

       Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $9,500. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. Expense for the years ended December 31, 1996 and 1995 totaled approximately $1,250 and $1,200, respectively.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

       During 1994, the Company entered into split dollar agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the agreements, the Company has an interest in the policy equal to the cumulative value of all premiums paid by the Company and will be reimbursed for these premiums upon death, termination of the agreement, or termination of employment. However, since it is possible that the Company at its discretion may waive this requirement, no asset for the premium has been recorded. The Company paid approximately $15,000 and $22,500, respectively, in premiums for the years ended December 31, 1996 and 1995. Effective June 14, 1995, this plan was terminated with respect to one officer in connection with his resignation from the Company.


13.    COMMITMENTS

       The Company has entered into an employment agreement with a certain officer of the Company. This agreement, which is automatically renewable at the Company's option, expires in 1998 and requires payments of $100,000 and $66,667, respectively, in 1997 and 1998, respectively.

       In connection with the acquisition of UST, the former 100% owner of UST entered into an employment agreement with the Company for a three year period, automatically renewable for one year periods following the termination date at the option of either party. This agreement requires payments of $100,000, $100,000, and $50,000, in 1997, 1998, and 1999, respectively.

       In connection with the development of certain software products, UST has entered into royalty agreements with developers that require UST to pay approximately one-third of gross revenue from sales of the products. Amounts are payable once a certain amount advanced to the developer has been recovered. As of December 31, 1996, no amounts have been accrued or paid to developers.

14.      SUBSEQUENT EVENTS

       On January 30, 1997, the Board of Directors of the Company voted a three-for-two split of the Company's common stock. The split is contingent upon shareholder approval of a proposal to amend the Company's Certificate of Incorporation. Neither the par value of the stock nor the number of authorized shares will be affected by the split. The result of the shareholder vote will be announced at the annual meeting of shareholders, scheduled to be held on May 22, 1997. Had the additional shares resulting from the proposed stock split been outstanding throughout all of 1996, 1995, and 1994, net loss per share would have been as follows: 1996, $1.72; 1995, $2.35; and 1994, $3.08. Financial
information contained elsewhere in this report has not been adjusted to reflect the impact of the proposed common stock split.

       The Company had a subcontract with the Data Technologies Division of TRW, Inc. ("TRW") to provide training services to TRW in support of its contract with the State of California for the development and implementation of a management information system for the state's correctional facilities. Through 1996, the Company had completed the design phase and had begun the development of the training program. However, effective February 21, 1997, TRW's prime contract with the State of California was terminated. Accordingly, no more work will be performed by the Company with respect to this subcontract. During the years 1996 and 1995, the Company had recognized revenue of approximately $134,000 and $118,000, respectively.

       On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). First Cambridge is required to review materials provided by the Company and advise the Company. First Cambridge is required to provide at least 50 hours of service per month on a yearly average. The terms of the agreement include that First Cambridge will receive 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vests immediately in the 100,000 options and will have an exercise period of six (6) months. The consulting agreement is for the five year period January 1, 1998 - December 31, 2002. Accordingly, the Company will be recognizing an expense of approximately $1.3 million, using the straight-line method over the term of the consulting agreement, or approximately $22,000 per month, beginning January 1, 1998.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance With
         Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning the directors and executive officers of the Company as of March 7, 1997.

Name                   Age    Position

John J. Cadigan        66     Chairman of the Board, President, Chief Executive
                              Officer, Secretary, and Treasurer of the Company

Suzanne C. Brown       31     Chief Financial and Accounting Officer of the
                              Company

A. David Rossin        65     Director

Joseph Amato           64     Director

Frederick D. Pettit    61     Director


         John J. Cadigan has been Chairman, Chief Executive Officer, Secretary, Treasurer, and a director of the Company since February, 1991. He assumed the position of President in July 1995. Prior to joining the Company, Mr. Cadigan served as Chairman of PAI from its inception in 1989 until it was merged into the Company in February, 1991.

         Suzanne C. Brown, C.P.A. has been with the Company since February, 1994. In January 1996, Ms. Brown was promoted to Chief Financial Officer. From August, 1988 to February, 1994, Ms. Brown was with KPMG Peat Marwick, an international accounting firm.

         Dr. A. David Rossin has been a director of the Company since February, 1991. He has been employed since August 1987 as President of Rossin and Associates, a California consulting firm which specializes in nuclear energy matters. Dr. Rossin served as Assistant Secretary of the U.S. Energy Department from 1986 to 1987.

         Joseph Amato has been a director of the Company since December, 1993. Mr. Amato retired during 1996 from TRW Inc.'s Systems Integration Group, headquartered in Fairfax, Virginia, where he served as Director of Strategic Planning since October, 1990. From March to October, 1990, Mr. Amato was a self-employed consultant for the Government and private industry.

         Frederick D. Pettit has been a director of the Company since July 1995. Mr. Pettit currently serves as Chairman and CEO of Consultant Pettit Associates, a private international investment banking firm of which he is the sole shareholder, since August, 1994. Mr. Pettit was

Chairman, CEO, and COO of EEONYX Corporation from September, 1991 to May, 1992. From September, 1989, to September, 1991, Mr. Pettit was employed by Chemical Bank.

Board of Directors

                  The Company's Certificate of Incorporation and Bylaws divide the Company's directors into three classes designated as Class I, Class II and Class III, that serve staggered three-year terms that expire at the annual meeting of the Stockholders in the final year of the term. Each class consists, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors. Directors serve for their term and until their successors are duly elected, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

         There are presently four directors serving on the Board. A. David Rossin has been designated as a Class I director and his term expires in 1999. Joseph Amato has been designated as a Class II director and his term expires in 1997. On March 14, 1997, Mr. Amato tendered his resignation to be effective at the next annual meeting. The Board will not have a nominee in time for the 1997 annual meeting but does intend to fill the vacancy once a qualified candidate is found. John J. Cadigan and Frederick D. Pettit have been designated as Class III directors and their terms expire in 1998.

         The Company has two standing committees, the Executive Compensation and Stock Option Committee and the Audit Committee. Mr. Amato, Mr. Rossin and Mr. Pettit are the members of both the Executive and Stock Option and the Audit Committees. The Executive Compensation and Stock Option Committee has the power and authority to designate, recommend and/or review compensation of the Company's executive officers and other employees, including salaries, bonuses, fringe benefits and the grant of stock options. The Audit Committee has the power and authority to recommend the engagement of independent accountants, review external and internal auditing procedures and policies, review compensation paid to auditors and make recommendations and/or implement changes with respect to the foregoing.

         Officers are elected by the Board of Directors at the annual meeting of directors following the annual shareholders meeting and serve until their successors are duly elected, subject to earlier removal by the Board of Directors.

Item 10.  Executive Compensation

         This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation", "Employment Agreements", and "Executive and Other Employee Benefit Plans" and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the caption "Transactions Involving Directors and Officers" and is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)(1)(2)    Financial Statements
       A list of the Financial Statements filed as a part of this Report is set forth in Item 7 and appears at Page F-1 of this Report; which list is incorporated herein by reference.

(a)(3)  Exhibits
        --------
       1(A)       Stock Purchase Agreement with Forsight, Inc. (8)
       1(B)       Asset Purchase Agreement with Forsight, Inc. (8)
       2          Plan of Merger between U.S. Technologies, Inc. Acquisition Corporation and U.S. Technologies, Inc (9)
       2(A)       Articles of Merger of U.S. Technologies, Inc and U.S. Technologies, Inc. Acquisition Corporation (9)
       3          Certificate of Incorporation and Amendment thereto (1)
       3(B)       By-Laws (1)
       3(C)       Form of Amendments to Certificate of Incorporation and Bylaws
                  dated October 20,  1995 (5)
       10         Form of Indemnification Agreement executed in favor of each officer and director of the Company (1)
       10(A)      Form of Indemnification Agreement Amendment executed in favor of certain officers and directors of the Company (8)
       10(B)      Form of Indemnification  Agreement executed in favor of each officer and  director of the Company (8)
       10(C)      Teaming Agreement between command Support Division, Systems
                  Integration Group, TRW, Inc. and the Registrant (1)
       10(G)      Employment Agreement (9/23/94) - William H. Kauffman (3)
       10(H)      Employment Agreement with John J. Cadigan dated September 1, 1995 (5)
       10(J)      Consulting Agreement (6/15/95) - Larry Crawford (5)
       10(K)      Assignment of Consulting Agreement (8/10/95) - Larry Crawford (5)
       10(N)      Consulting Agreement with Robert Neff dated July 7, 1994 (6)
       10(O)      Master Development Agreement and related documents between
                  Mack Trucks, Inc. and the Company dated June 26, 1995 (6)
       10(Q)      Form of Underwriter's Consulting Contract (7)
       10(U)      Employment Agreement (7/15/96) - Peter S. Steele (11)
       10(V)      Loan Renewal and Modification Agreement (11)
       21         Subsidiaries of Registrant (2)
       23         Consent of Coopers & Lybrand L.L.P. (11)
       99         Incentive Stock Option Plan No. 1 (4)
       99(A)      Nonqualified Stock Option Plan No. 1(4)
       99(B)      Incentive Stock Option Plan No. 2 (5)
       99(D)      Phantom Stock Performance Stock Plan (3)
       99(E)      Nonqualified Stock Option Plan No. 2 (5)
       99(F)      Nonqualified Stock Option Plan No. 3 (5)
       99(H)      Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (3)
       99(I)      Nonqualified Stock Option Plan No. 4 (8)
       99(J)      Nonqualified Stock Option Plan No. 5 (11)
       99(K)      Nonqualified Stock Option Plan No. 6 (11)
       99(L)      Nonqualified Stock Option Plan No. 7 (10)

-------------------
(1) Incorporated by reference to Form S-1 Registration Statement, File No. 33-68826 Exhibits 2, 3, 3(A), 3(B), 10, 10(A), 10(B), 10(C), 10(D),
       10(E), 10(G), 10(H), and 10(J), respectively.
(2) JMC Company, Inc. and Forsight, Inc., are wholly owned subsidiaries of the Company incorporated under the laws of the State of Maryland. U.S. Technologies, Inc. is a wholly owned subsidiary incorporated under the laws of the State of Florida.
(3)    Incorporated by reference to December 31, 1994 Form 10-K.
(4) Incorporated by reference to Form S-8 Registration Statement, File No. 33-53536.
(5)    Incorporated by reference to Original Form SB-2, File No. 33-97776.
(6)    Incorporated by reference to Amendment No. 1 to Form SB-2, File No.
       33-97776.
(7) Incorporated by reference to Form SB-2 Registration Statement, File No. 33-97776, Exhibit 1(C).
(8)    Incorporated by reference to December 31, 1995 Form 10-K.
(9)    Incorporated by reference to Form 8-K, dated July 19, 1996.
(10) Incorporated by reference to Form S-8 Registration Statement, File No. 333-23777.
(11)   Filed herewith.

(b)    Reports on Form 8-K
       -------------------
       The following report on Form 8-K was filed during the three months ended December 31, 1996: November 14, 1996 - Amendment No. 1 to the Form 8-K filed on August 2, 1996, Acquisition or Disposition of Assets - U.S. Technologies, Inc. Merger.

                                   SIGNATURES


         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ANIMATED IMAGING CORPORATION


BY:   /s/  Suzanne C. Brown                              Dated:  March 31, 1997
     ----------------------
     Suzanne C. Brown, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                Title                    Date
---------                                -----                    ----

/s/ John J. Cadigan                 Chairman of the Board,      March 31, 1997
-------------------                 President, Chief Executive
John J. Cadigan                     Officer, Secretary and
                                    Treasurer


/s/ Dr. A. David Rossin             Director                    March 31, 1997
-----------------------
Dr. A. David Rossin



/s/ Frederick Pettit                Director                    March 31, 1997
-----------------------
Frederick Pettit