Form 10-Q
period 1997-03-31
PACIFIC ANIMATED IMAGING CORP
filed 1997-05-15
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
                                       OR

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

 1,733,839 Common Shares, $.0001 par value were issued and outstanding at March
                                   31, 1997.

                      PACIFIC ANIMATED IMAGING CORPORATION

                               TABLE OF CONTENTS
                                                                    Page No.
                                                                    --------
Part I - Financial Information

Consolidated Balance Sheets, March 31, 1997 (unaudited)
       and December 31, 1996                                           3

Consolidated Statements of Operations for the three
       months ended March 31, 1997 and 1996 (unaudited)                4

Consolidated Statements of Cash Flows for the three
       months ended March 31, 1997 and 1996 (unaudited)                5

Notes to Consolidated Financial Statements (unaudited)                 6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             7


Part II - Other Information

Items 1-6                                                             10

Signature                                                             11

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                March 31,             December 31,
                                                                                   1997                   1996
                                                                           -------------------    -------------------
                                                                               (Unaudited)
                                     ASSETS
    Current assets
           Cash and cash equivalents                                       $          960,604     $          939,281
           Investment in U.S. government securities                                   474,144                474,144
           Accounts receivable, net                                                 1,455,178                411,220
           Interest receivable                                                         27,863                 19,814
           Inventory                                                                   52,888                 18,838
           Prepaid expenses and other current assets                                  122,518                150,819
                                                                           -------------------    -------------------
              Total current assets                                                  3,093,195              2,014,116
                                                                           -------------------    -------------------

    Property and equipment, at cost
           Computers, furniture and equipment                                         995,541                990,105
           Less accumulated depreciation                                              537,468                490,193
                                                                           -------------------    -------------------
              Net property and equipment                                              458,073                499,912
                                                                           -------------------    -------------------

    Other assets                                                                    1,204,042                 55,681
                                                                           -------------------    -------------------

                                                                           $        4,755,310     $        2,569,709
                                                                           ===================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
           Accounts payable and accrued liabilities                        $        1,301,217     $          796,729
           Deferred revenue                                                           135,504                 66,088
           Customer deposit                                                            50,000                 50,000
           Line of credit                                                             303,333                320,833
           Other current liabilities                                                   53,865                 96,063
                                                                           -------------------    -------------------
              Total current liabilities                                             1,843,919              1,329,713

    Note payable to bank                                                                9,062                 18,253
    Deferred rent and other                                                           143,982                149,125
                                                                           -------------------    -------------------

              Total liabilities                                                     1,996,963              1,497,091
                                                                           -------------------    -------------------

    Commitments and contingencies

    Stockholders' equity
           Common stock, $.0001 par value.  Authorized 5,000,000
              shares; issued and outstanding 1,733,839 and 1,518,880
              shares as of March 31, 1997 and December 31, 1996                           174                    152
           Additional paid-in capital                                              14,058,571             11,893,549
           Accumulated deficit                                                    (11,154,969)           (10,665,959)
           Deferred compensation                                                     (145,429)              (155,124)
                                                                           -------------------    -------------------
              Total stockholders' equity                                            2,758,347              1,072,618
                                                                           -------------------    -------------------

                                                                           $        4,755,310     $        2,569,709
                                                                           ===================    ===================

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                                  (Unaudited)

                                                                           Three months ended
                                                                                 March 31,
                                                                   ---------------------------------------
                                                                          1997                 1996
                                                                   -----------------    ------------------
      Revenue

           Service fees                                            $        673,379     $         225,624

           Product sales                                                  1,055,003                15,236

           Royalties                                                          9,347                 6,111

                                                                   -----------------    ------------------
                   Total revenue                                          1,737,729               246,971
                                                                   -----------------    ------------------

      Expenses

           Cost of service fees                                             412,423               262,855

           Cost of product sales                                            942,885                 5,553

           Research and development                                          72,444                41,156

           Selling, general and administrative                              814,808               452,525

           Write-off of purchased research and development                       --               289,330

                                                                   -----------------    ------------------
                   Total operating expenses                               2,242,560             1,051,419

                                                                   -----------------    ------------------
      Loss from operations                                                 (504,831)             (804,448)

      Other income, net                                                      15,821                42,245

                                                                   =================    ==================
      Net loss                                                     $       (489,010)    $        (762,203)
                                                                   =================    ==================

      Weighted average number of common shares outstanding                1,584,465             1,453,771
                                                                   =================    ==================

      Net loss per common share                                    $          (0.31)    $           (0.52)
                                                                   =================    ==================

  The accompanying notes are an integral part of these consolidated financial statements.

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                   ------------------------------------------
                                                                                           1997                   1996
                                                                                   -------------------    -------------------
     Cash flows from operating activities
        Net loss                                                                   $         (489,010)    $         (762,203)
        Adjustments to reconcile net loss to net cash
               used in operating activities, net of effects
               from purchase of Forsight, Inc.
            Depreciation and amortization                                                      59,638                 34,416
            Amortization of deferred compensation                                               9,695                     --
            Loss on disposal of assets                                                             --                     39
            Write-off of purchased research and development                                        --                289,330
            Increase (decrease) in cash from changes in assets and liabilities
               Accounts receivable                                                         (1,043,958)               (40,091)
               Interest receivable                                                             (8,049)               (10,364)
               Inventory                                                                      (34,050)                    --
               Prepaid expenses and other current assets                                       28,301                (42,458)
               Other assets                                                                     1,639                  1,275
               Accounts payable and accrued liabilities                                       504,488                (85,446)
               Other liabilities                                                               61,215               (127,779)

                                                                                   -------------------    -------------------
        Net cash used in operating activities                                                (910,091)              (743,281)
                                                                                   -------------------    -------------------

     Cash flows from investing activities
        Capital expenditures                                                                  (17,799)               (40,824)
        Proceeds from sale of property and equipment                                               --                    200
        Payment for purchase of Forsight, net of cash acquired                                     --                (46,424)

                                                                                   -------------------    -------------------
        Net cash used in investing activities                                                 (17,799)               (87,048)
                                                                                   -------------------    -------------------

     Cash flows from financing activities
        Net proceeds from exercise of options and warrants                                    975,044                     --
        Payments on line of credit                                                            (17,500)                    --
        Payments on note payable to a bank                                                     (8,331)                    --

                                                                                   -------------------    -------------------
        Net cash provided by financing activities                                             949,213                     --
                                                                                   -------------------    -------------------

     Net increase (decrease) in cash and cash equivalents                                      21,323               (830,329)

     Cash and cash equivalents, beginning of period                                           939,281              4,177,534

                                                                                   ===================    ===================
     Cash and cash equivalents, end of period                                      $          960,604     $        3,347,205
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

             PACIFIC ANIMATED IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL

         The consolidated financial statements of Pacific Animated Imaging Corporation (the "Company") as of and for the three month periods ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2.       STOCK SPLIT

         On January 30, 1997, the Board of Directors of the Company voted a three-for-two split of the Company's common stock. The split is contingent upon shareholder approval of a proposal to amend the Company's Certificate of Incorporation and is subject to ratification by the Board of Directors. Neither the par value of the stock nor the number of authorized shares will be affected by the split. The results of the shareholder vote will be announced at the annual meeting of shareholders, scheduled to be held on May 22, 1997. Had the additional shares resulting from the proposed stock split been outstanding during the three month periods ended March 31, 1997 and 1996, net loss per share would have been as follows: 1997, $ 0.21 and 1996, $ 0.35. Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the proposed common stock split.

3.       NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on the financial statements.

4.       COMMITMENTS

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

         On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). First Cambridge is required to review materials provided by the Company, perform financial consulting services, and advise the Company. First Cambridge is required to provide at least 50 hours of service per month on a yearly average. The terms of the agreement include that First Cambridge will receive 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vests immediately in the 100,000 options and will have an exercise period of six (6) months. First Cambridge exercised their options on March 28, 1997.

As of March 31, 1997, the Company had a deferred asset of approximately $1.1 million. The consulting agreement is for the five year period January 1, 1998
- December 31, 2002. Accordingly, the Company will be recognizing an expense of approximately $1.1 million, using the straight-line method over the term of the consulting agreement, or approximately $22,000 per month, beginning January 1, 1998.


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

       Total revenues for the three month period ended March 31, 1997 were $1,737,729 as compared to $246,971 for the same period of 1996, an increase of approximately $1,491,000. This increase was primarily attributable to the inclusion of UST revenues of approximately $1,462,000, as well as an increase in sales of the Company's custom software products of approximately $40,000. The net loss and net loss per share were $489,010 and $0.31 per share, respectively, for the three month period ended March 31, 1997, as compared to a net loss and net loss per share of $762,203 and $0.52 per share, respectively, for the same period of the prior year.

       During the three month period ended March 31, 1997, revenue from services fees for systems integration and software development services provided by UST was $407,490, as compared to $0 in the prior year.

       During the three month period ended March 31, 1997, revenue from custom multimedia software development services was $265,889 as compared to $225,624 for the same period of the prior year, an increase of approximately $40,000 or 18%. The increase is due to several contracts which started in the first quarter of 1997.

       During the three month period ended March 31, 1997, revenue from sales of products was $1,055,003, as compared to $15,236 in the same period of the prior year, an increase of approximately $1,040,000. All of the revenue from sales of products for the three month period ended March 31, 1997 represents sales of computer hardware and software products by UST. UST sells computer hardware and software products as part of their systems integration services. The approximately $15,000 in revenue for the three month period ended March 31, 1996 represents sales of two consumer off-the-shelf products which the Company began marketing during the last quarter of 1995 when it initiated test market mailing programs for certain products. Both mailings generated low response rates; accordingly, the Company does not plan to perform any additional mailings for these products.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $9,347 during the three month period ended March 31, 1997, as compared to $6,111 for the same period of the prior year, an increase of approximately $3,000 or 53%. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the three month period ended March 31, 1997, total operating expenses were $2,242,560 as compared to $1,051,419 in the same period of the prior year, an increase of approximately $1.2 million. The operations of UST, acquired by the Company in July 1996, primarily accounted for the increase; offset by the 1996 write-off of purchased research and development in connection with the acquisition of Forsight, which totaled approximately $289,000.

       Cost of service fees for systems integration services provided by UST was approximately $202,000 for the three month period ended March 31, 1997, resulting in a gross margin of approximately 50%.

       For the three month period ended March 31, 1997, the cost of service fees for custom multimedia software was approximately $211,000, as compared to approximately $263,000, for the same period of the prior year. The gross margin for the three month period ended March 31, 1997 was approximately 20%, as compared to the negative gross margin for the same period of 1996 of approximately (14%). The improvement in gross margin is primarily due to the consolidation of the multimedia related operations into one location. The consolidation of the Redmond office was completed by December 31, 1996.

       Cost of product sales was $942,885 for the three month period ended March 31, 1997, as compared to $5,553 in the prior year. All of the cost of product sales for the three month period ended March 31, 1997 are from the sale of products by UST and resulted in a gross margin of approximately 10%. All of the costs for the prior year are the costs associated with the consumer off-the-shelf marketing initiative discussed above.

       During the three month period ended March 31, 1997, research and development expenses were $72,444 as compared to $41,156 for same period of the prior year. Research and development expenses include improvement on existing tools and development of software tools to be sold by UST in conjunction with their sales of certain IBM mid-range systems.

       During the three month period ended March 31, 1997, selling, general and administrative expenses were $814,808 as compared to $452,525 in the same period of the prior year, an increase of approximately $362,000, or 80%. The increase is primarily due to the addition of the UST operations.

       During the three month period ended March 31, 1997, total other income (expense) decreased by approximately $26,000 from the same period of the prior year due to a decrease in the amount of funds available for investment, as well as the addition of interest expense incurred on UST's line-of-credit and bank note.

Cash Flow, Liquidity and Capital Resources

       The Report of Independent Accountants on the 1996 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $3,823,621 for the year ended December 31, 1996, and as of December 31, 1996 had an accumulated deficit of $10,665,959. For the three month period ended March 31, 1997, the Company incurred a net loss of $489,010, an improvement from the net loss of $762,203 for the same period of the prior year. As discussed under Strategy to Achieve Profitable Operations below, the Company has implemented certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company.

       For the three month period ended March 31, 1997, the Company used cash of approximately $910,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and inventory. Net cash of approximately $18,000 was used for investing activities for the purchase of equipment. Net cash of approximately $950,000 was provided by the exercise of common stock options and warrants, offset by approximately $26,000 used to make payments on UST's obligations to a bank.

       For the three month period ended March 31, 1996, the Company used cash of approximately $743,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and prepaid and other current assets and decreases in liabilities. Net cash of approximately $87,000 was used for investing activities for the purchase of equipment and Forsight, Inc.

       Working capital of approximately $1.2 million at March 31, 1997, together with funds to be generated from investment income and future sales of services and products are expected to provide sufficient liquidity to meet anticipated cash needs on a short-term basis. During the first quarter of 1997, the Company received net proceeds of approximately $900,000 from the exercise of underwriter warrants and stock options. Management recognizes that the Company may require additional financing until such time that service fees and product sales are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

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

       During 1996, the Company consummated two acquisitions in order to expand its areas of expertise and broaden its base of customers for custom multimedia software development services. As a result of these acquisitions, the Company develops software applications used in conjunction with Lotus Notes(R)/Domino(TM), markets IBM midrange computers and systems integration and support services, and provides interactive multimedia software development services for corporate communications using state-of-the-art technology, including intranet and Internet services. The Company believes that marketing custom multimedia services to this broadened customer base and marketing its acquired expertise to the multimedia customers will facilitate the growth of its business. In addition, the Company intends to pursue the acquisition of companies in the computer systems integration and related businesses, as well as other acquisitions, strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the products and services currently provided. Management believes that in the future, the percentage of the Company's revenues attributable to the development of custom multimedia software will decrease and the percentage attributable to the sale of systems integration and related support services, including the sale of hardware, will increase as a result of this strategy.

       Management believes that its strategy for increasing revenues combined with the impact of the consolidation of the multimedia related operations will enhance the Company's probability of achieving profitable operations during 1997. However, no assurance can be given that these measures, even if successful, will ensure the continued existence of the Company. Management's estimates are based upon information currently available and may not necessarily prove accurate.

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

Item 4.       Submission of Matters to a Vote of Security Holders:     None

Item 5.       Other Information:     None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:     None

              (b)  No reports on Form 8-K were required to be filed for the three months ended March 31, 1997

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


                                      PACIFIC ANIMATED IMAGING CORPORATION
                                              (Registrant)

Dated:  March 15, 1997




                                      BY: /s/ Suzanne C. Brown
                                          ___________________________
                                          Suzanne C. Brown
                                          Chief Financial and Accounting Officer