Form 10-Q
period 1997-06-30
PACIFIC ANIMATED IMAGING CORP
filed 1997-08-14
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997
                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536

                        STRATEGIC SOLUTIONS GROUP, INC.
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

             Formerly known as Pacific Animated Imaging Corporation
   (Former name, former address and former fiscal year if changed since last report)

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

 1,733,839 Common Shares, $.0001 par value were issued and outstanding at June
                                   30, 1997.

                        STRATEGIC SOLUTIONS GROUP, INC.

                               TABLE OF CONTENTS

                                                                        Page No.


Part I - Financial Information

Consolidated Balance Sheets, June 30, 1997 (unaudited)
       and December 31, 1996                                               3

Consolidated Statements of Operations for the three and six
       months ended June 30, 1997 and 1996 (unaudited)                     4

Consolidated Statements of Cash Flows for the six
       months ended June 30, 1997 and 1996 (unaudited)                     5

Notes to Consolidated Financial Statements (unaudited)                     6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 7


Part II - Other Information

Items 1-6                                                                 11

Signature                                                                 12

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,            December 31,
                                                                                     1997                  1996
                                                                             -------------------   -------------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets
       Cash and cash equivalents                                             $          835,517    $          939,281
       Investment in U.S. government securities                                              --               474,144
       Accounts receivable, net                                                       1,518,722               411,220
       Interest receivable                                                                1,079                19,814
       Inventory                                                                         21,723                18,838
       Prepaid expenses and other current assets                                        102,371               150,819
                                                                             -------------------   -------------------
           Total current assets                                                       2,479,412             2,014,116
                                                                             -------------------   -------------------

Property and equipment, at cost
       Computers, furniture and equipment                                             1,041,461               990,105
       Less accumulated depreciation                                                    595,418               490,193
                                                                             -------------------   -------------------
           Net property and equipment                                                   446,043               499,912
                                                                             -------------------   -------------------

Other assets                                                                          1,203,967                55,681
                                                                             -------------------   -------------------

                                                                             $        4,129,422    $        2,569,709
                                                                             ===================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued liabilities                              $        1,219,448    $          796,729
       Deferred revenue                                                                 120,755                66,088
       Customer deposit                                                                      --                50,000
       Line of credit                                                                   285,833               320,833
       Other current liabilities                                                         56,227                96,063
                                                                             -------------------   -------------------
           Total current liabilities                                                  1,682,263             1,329,713

Note payable to bank                                                                         --                18,253
Deferred rent and other                                                                 138,840               149,125
                                                                             -------------------   -------------------
           Total liabilities                                                          1,821,103             1,497,091
                                                                             -------------------   -------------------

Commitments and contingencies

Stockholders' equity
       Common stock, $.0001 par value.  Authorized 5,000,000
           shares; issued and outstanding 1,733,839 and 1,518,880
           shares as of June 30, 1997 and December 31, 1996                                 174                   152
       Additional paid-in capital                                                    14,065,134            11,893,549
       Accumulated deficit                                                          (11,621,255)          (10,665,959)
       Deferred compensation                                                           (135,734)             (155,124)
                                                                             -------------------   -------------------
           Total stockholders' equity                                                 2,308,319             1,072,618
                                                                             -------------------   -------------------

                                                                             $        4,129,422    $        2,569,709
                                                                             ===================   ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                Three months ended                   Six months ended
                                                                     June 30,                             June 30,
                                                        -------------------------------        -------------------------------
                                                             1997             1996                  1997            1996
                                                        --------------    -------------        --------------   --------------
Revenue

      Service fees                                      $     893,460     $    127,088         $   1,566,839    $     352,712

      Product sales                                           854,002              130             1,909,005           15,366

      Royalties                                                10,940           27,636                20,287           33,747

                                                        --------------    -------------        --------------   --------------
               Total revenue                                1,758,402          154,854             3,496,131          401,825
                                                        --------------    -------------        --------------   --------------

Expenses

      Cost of service fees                                    513,331          217,162               925,754          480,017

      Cost of product sales                                   741,329               38             1,684,213            5,591

      Research and development                                 59,274           82,614               131,719          123,770

      Selling, general and administrative                     915,993          482,273             1,730,801          934,798

      Write-off of purchased research and development              --               --                   --           289,330

                                                        --------------    -------------        --------------   --------------
               Total operating expenses                     2,229,927          782,087             4,472,487        1,833,506

                                                        --------------    -------------        --------------   --------------
Loss from operations                                         (471,525)        (627,233)             (976,356)      (1,431,681)

Other income                                                    5,239           39,800                21,060           82,045

                                                        --------------    -------------        --------------   -------------
Net loss                                                $    (466,286)    $   (587,433)        $    (955,296)   $  (1,349,636)
                                                        ==============    =============        ==============   ==============

Weighted average number of shares outstanding               1,733,839        1,459,922             1,659,152        1,450,473
                                                        ==============    =============        ==============   ==============

Net loss per common share                               $       (0.27)    $      (0.40)        $       (0.58)   $       (0.93)
                                                        ==============    =============        ==============   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                                    1997                   1996
                                                                            -------------------    -------------------
Cash flows from operating activities
   Net loss                                                                 $         (955,296)    $       (1,349,636)
   Adjustments to reconcile net loss to net cash
          used in operating activities, net of effects
          from purchase of Forsight, Inc.
       Depreciation and amortization                                                   136,977                 68,752
       Provision for bad debt expense                                                   34,799                     --
       Gain on disposal of assets                                                           --                   (258)
       Write-off of purchased research and development                                      --                289,330
       Increase (decrease) in cash from changes in assets and liabilities
          Accounts receivable                                                       (1,142,301)                69,047
          Interest receivable                                                           18,735                 (5,884)
          Inventory                                                                     (2,885)                    --
          Prepaid expenses and other current assets                                     48,448                (12,467)
          Other assets                                                                   1,714                (73,725)
          Accounts payable and accrued liabilities                                     422,719                (23,142)
          Other liabilities                                                             (6,676)                19,865

                                                                            -------------------    -------------------
   Net cash used in operating activities                                            (1,443,766)            (1,018,118)
                                                                            -------------------    -------------------

Cash flows from investing activities
   Purchase of U.S. government securities                                                   --               (474,144)
   Proceeds from maturity of U.S. government securities                                474,144                     --
   Capital expenditures                                                                (63,719)               (64,518)
   Proceeds from sale of property and equipment                                             --                  1,200
   Payment for purchase of Forsight, Inc., net of cash acquired                             --               (180,562)

                                                                            -------------------    -------------------
   Net cash provided by (used in) investing activities                                 410,425               (718,024)
                                                                            -------------------    -------------------

Cash flows from financing activities
   Net proceeds from exercise of options and warrants                                  981,608                199,997
   Payments on line of credit                                                          (35,000)                    --
   Payments on note payable to a bank                                                  (17,031)                    --

                                                                            -------------------    -------------------
   Net cash provided by financing activities                                           929,577                199,997
                                                                            -------------------    -------------------

Net decrease in cash and cash equivalents                                             (103,764)            (1,536,145)

Cash and cash equivalents, beginning of period                                         939,281              4,177,534

                                                                            -------------------    -------------------
Cash and cash equivalents, end of period                                    $          835,517     $        2,641,389
                                                                            ===================    ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

         The consolidated financial statements of Strategic Solutions Group, Inc., formerly Pacific Animated Imaging Corporation, (the "Company") as of and for the six month periods ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2.       STOCK SPLIT

         On January 30, 1997, the Board of Directors of the Company voted a three-for-two split of the Company's common stock. The split was approved by the shareholders at the annual meeting of shareholders held on May 22, 1997. However, the Board of Directors exercised its discretionary authority and voted affirmatively with respect to a shareholder proposal to postpone the effective date of the three-for-two stock split until such time deemed appropriate by the Board of Directors. Neither the par value of the stock nor the number of authorized shares will be affected by the split. Had the additional shares resulting from the proposed stock split been outstanding during the six month periods ended June 30, 1997 and 1996, net loss per share would have been as follows: 1997, $0.38 and 1996, $0.62. Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the proposed common stock split.

3.       NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on earnings per share.

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

         On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). First Cambridge is required to review materials provided by the Company, perform financial consulting services, and advise the Company. First Cambridge is required to provide at least 50 hours of service per month on a yearly average. The terms of the agreement include that First Cambridge will receive 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vests immediately in the 100,000 options and will have an exercise period of six (6) months. First Cambridge exercised their options on March 28, 1997. As of June 30, 1997, the Company had a deferred asset of approximately $1.1 million arising from this transaction. The consulting agreement is for the five year period January 1, 1998 - December 31, 2002. Accordingly, the Company will be recognizing an expense of approximately $1.1 million, using the straight-line method over the term of the consulting agreement, or approximately $22,000 per month, beginning January 1, 1998. The consulting agreement permits the assignment by First Cambridge of its obligation thereunder. First Cambridge has proposed to assign its obligation to another party and the Company has accepted the assignment.



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

       The Company's revenue is comprised of service fees, product sales, and royalties. Service fees are for systems integration services provided by U.S. Technologies, Inc. ("UST"), the Company's subsidiary acquired in July 1996, and for the development of custom multimedia software. Product sales are for software and hardware products primarily sold by UST. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

       Total revenues for the three month period ended June 30, 1997 were $1,758,402 as compared to $154,854 for the same period of 1996, an increase of approximately $1.6 million. This increase was primarily attributable to the inclusion of UST revenues of approximately $1.4 million, as well as an increase in sales of the Company's custom software products of approximately $188,000. The net loss and net loss per share were $466,286 and $.27 per share, respectively, for the three month period ended June 30, 1997, as compared to a net loss and net loss per share of $587,433 and $0.40 per share, respectively, for the same period of the prior year.

       Total revenues for the six month period ended June 30, 1997 were $3,496,131 as compared to $401,825 for the same period of 1996, an increase of approximately $3.0 million. This increase was primarily attributable to the inclusion of UST revenues of approximately $2.9 million, as well as an increase in sales of the Company's custom software products of approximately $228,000. The net loss and net loss per share were $955,296 and $0.58 per share, respectively, for the six month period ended June 30, 1997, as compared to a net loss and net loss per share of $1,349,636 and $0.93 per share, respectively, for the same period of the prior year.

       During the three and six month periods ended June 30, 1997, revenues from services fees for systems integration and software development services provided by UST were $578,045 and $985,535, respectively, as compared to $0 in the same periods of the prior year. UST was acquired by the Company in July 1996.

       During the three and six month periods ended June 30, 1997, revenue from custom multimedia software development services was $315,415 and $581,304, respectively, as compared to $127,088 and $352,712, respectively, for the same periods of the prior year, increases of approximately $188,000 and $228,000, respectively. The increases were due to several new contracts which started during the first quarter of 1997.

       During the three and six month periods ended June 30, 1997, revenue from sales of products was $854,002 and $1,909,005, respectively, as compared to $130 and $15,366, respectively, in the same periods of the prior year, increases of approximately $854,000 and $1,894,000, respectively. All of the revenue from sales of products for the three and six month periods ended June 30, 1997 represents sales of computer hardware and software products by UST, including the sale of IBM AS/400 and RS/6000 midrange computers under UST's Industry Remarketer Agreement with IBM. UST sells computer hardware and software products as part of their systems integration services. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400 and RS/6000 midrange computers due to gross margins being lower than anticipated. Accordingly, revenues from product sales are expected to decrease in future periods. Sales of the IBM midrange computers accounted for approximately 70% of the revenue from product sales through June 30, 1997. However, UST will continue to sell miscellaneous computer hardware and software items as part of their systems integration business. The approximately $15,000 in revenue for the six month period ended June 30, 1996 represents sales of two consumer off-the-shelf products which the Company began marketing during the last quarter of 1995 when it initiated test market mailing programs for certain products. Both mailings generated low response rates; accordingly, the Company does not plan to perform any additional mailings for these products.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $10,940 and $20,287, respectively, during the three and six month periods ended June 30, 1997, as compared to $27,636 and $33,747, respectively, for the same periods of the prior year, decreases of approximately $17,000 and $13,000, respectively, or 60% and 40%, respectively. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the three and six month periods ended June 30, 1997, total operating expenses were $2,229,927 and $4,472,487, respectively, as compared to $782,087 and $1,833,506, respectively, in the same periods of the prior year, increases of approximately $1.4 million and $2.6 million, respectively. The operations of UST, acquired by the Company in July 1996, primarily accounted for the increases. In addition, the six month period ended June 30, 1996 included the write-off of purchased research and development in connection with the acquisition of Forsight, which totaled approximately $289,000.

       For the three and six month periods ended June 30, 1997, the cost of service fees for systems integration services provided by UST were approximately $345,000 and $546,000, respectively, resulting in gross margins of approximately 40% and 45%, respectively.

       For the three and six month periods ended June 30, 1997, the cost of service fees for custom multimedia software were approximately $169,000 and $380,000, respectively, as compared to approximately $217,000 and $480,000, respectively, for the same periods of the prior year. The gross margins for the three and six month periods ended June 30, 1997 were approximately 46% and 35%, respectively, as compared to gross margins of (71%) and (36%), respectively, for the same periods of 1996. The improvement in gross margin is primarily due to the consolidation of the multimedia related operations into one location. The consolidation of the Redmond, Washington office was completed by December 31, 1996.

       For the three and six month periods ended June 30, 1997, the cost of product sales was approximately $741,000 and $1.7 million, respectively, as compared to approximately $38 and $5,591, respectively, for the same periods of the prior year. The gross margins for the three and six month periods ended June 30, 1997 were approximately 13% and 12%, respectively. All of the cost of product sales for the three and six month periods ended June 30, 1997 are from the sale of products by UST and is expected to decrease in future periods due to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers. All of the costs for the prior year are the costs associated with the consumer off-the-shelf marketing initiative discussed above.

       During the three and six month periods ended June 30, 1997, research and development expenses were approximately $59,000 and $132,000, respectively, as compared to approximately $83,000 and $124,000, respectively, for same periods of the prior year. Research and development expenses include improvement on existing tools and applications and development of software tools to be sold.

       During the three and six month periods ended June 30, 1997, selling, general and administrative expenses were approximately $916,000 and $1.7 million, respectively, as compared to approximately $482,000 and $935,000, respectively, in the same periods of the prior year, increases of approximately $434,000 and $796,000, respectively. The increases are primarily due to the addition of the UST operations.

       During the three and six month periods ended June 30, 1997, total other income (expense) decreased by approximately $35,000 and $61,000, respectively, from the same periods of the prior year due to a decrease in the amount of funds available for investment, as well as the addition of interest expense incurred on UST's line-of-credit and bank note.

Cash Flow, Liquidity and Capital Resources

       The Report of Independent Accountants on the 1996 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $3,823,621 for the year ended December 31, 1996, and as of December 31, 1996 had an accumulated deficit of $10,665,959. For the six month period ended June 30, 1997, the Company incurred a net loss of $955,296, an improvement from the net loss of $1,349,636 for the same period of the prior year. As discussed under Strategy to Achieve Profitable Operations below, the Company has implemented certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company.

       For the six month period ended June 30, 1997, the Company used cash of approximately $1,444,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable. Net cash of approximately $417,000 was provided by investing activities primarily from proceeds received at maturity of U.S. government securities, offset by approximately $57,000 used for the purchase of equipment. Net cash of approximately $975,000 was provided by the exercise of common stock options and warrants, offset by approximately $52,000 used to make payments on UST's obligations to a bank.

       For the six month period ended June 30, 1996, the Company used cash of approximately $1,018,000 in operations. Net cash of approximately $718,000 was used for investing activities for the purchase of equipment, U.S. government securities, and Forsight, Inc. Net cash of approximately $200,000 was provided by the exercise of common stock options and warrants

       Working capital of approximately $797,000 at June 30 1997, together with funds to be generated from investment income and future sales of services and products are expected to provide sufficient liquidity to meet anticipated cash needs for the remainder of 1997. Included in current liabilities at June 30, 1997 is UST's line of credit to a bank for which a balloon payment of approximately $280,000 is due on August 18, 1997. The Company is currently negotiating with the bank to extend the repayment of the required balloon payment. Management recognizes that the Company may require additional financing until such time that service fees and product sales are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

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

       During 1996, the Company consummated two acquisitions in order to expand its areas of expertise and broaden its base of customers for custom multimedia software development services. As a result of these acquisitions, the Company develops software applications used in conjunction with Lotus Notes(R)/Domino(TM), markets systems integration and support services, and provides interactive multimedia software development services using computer-based technology, including intranet and Internet services. The Company believes that marketing custom multimedia services to this broadened customer base and marketing its acquired expertise to the multimedia customers will facilitate the growth of its business. In addition, the Company intends to pursue the acquisition of companies in the computer systems integration and related businesses, as well as other acquisitions, strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the products and services currently provided. Management believes that in the future, the percentage of the Company's revenues attributable to the development of custom multimedia software will decrease and the percentage attributable to the sale of systems integration and related support services will increase as a result of this strategy.

       Management believes that its strategy for increasing revenues combined with the impact of the consolidation of the multimedia related operations will enhance the Company's probability of achieving profitable operations during 1998. However, no assurance can be given that these measures, even if successful, will ensure the continued existence of the Company. Management's estimates are based upon information currently available and may not necessarily prove accurate.

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

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings:     None

Item 2.       Changes in Securities:      None

Item 3.       Defaults Upon Senior Securities:     None

Item 4.       Submission of Matters to a Vote of Security Holders:

On May 22, 1997, the following items were submitted to a vote at the Company's annual meeting of shareholders:

                                                                  For           Against      Abstain/Nonvotes
                                                                  ---           -------      ----------------
1.   Approval of Adoption of Incentive
     Stock Option Plan No. 3                                    1,459,558       72,637           26,395

2.   Approval to Change of the Company Name
     to Strategic Solutions Group, Inc.                         1,513,067       27,781           17,743

3.   Approval of a 3-for-2 Stock Split                          1,499,908       35,114           23,569

4.   Approval of Appointment of Coopers & Lybrand
     LLP as auditors for the fiscal year 1997                   1,537,856       9,496            11,239

5. Other Matters- The Company's proxy materials confer discretionary authority of the Board of Directors to vote a shareholder proposal presented at the annual meeting. The Board of Directors exercised its discretionary authority and voted affirmatively with respect to a shareholder proposal to postpone the effective date of the three-for-two stock split until such time deemed appropriate by the Board of Directors.

Item 5.       Other Information:     None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:     None

              (b) No reports on Form 8-K were required to be filed for the three months ended June 30, 1997.

                        STRATEGIC SOLUTIONS GROUP, INC.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STRATEGIC SOLUTIONS GROUP, INC.
                                     (Registrant)

Dated:    August 14, 1997




                                 BY: /s/ Suzanne C. Brown
                                     ______________________________
                                         Suzanne C. Brown
                                         Chief Financial and Accounting Officer