Form 10QSB
period 1997-09-30
PACIFIC ANIMATED IMAGING CORP
filed 1997-11-14
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                         STRATEGIC SOLUTIONS GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                                 11-2964894
        --------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

326 First Street, Suite 100
Annapolis, Maryland                                                 21403
---------------------------                                         -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
including area code:                                           (410) 263-7761
                                                               --------------

             Formerly known as Pacific Animated Imaging Corporation
      --------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)

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

     1,733,839 Common Shares, $.0001 par value were issued and outstanding at September 30, 1997.

                         STRATEGIC SOLUTIONS GROUP, INC.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets, September 30, 1997 (unaudited)
       and December 31, 1996                                               3

Consolidated Statements of Operations for the three and nine
       months ended September 30, 1997 and 1996 (unaudited)                4

Consolidated Statements of Cash Flows for the nine
       months ended September 30, 1997 and 1996 (unaudited)                5

Notes to Consolidated Financial Statements (unaudited)                     6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 8

PART II - OTHER INFORMATION

Items 1-6                                                                 12

Signature                                                                 13

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   1997                   1996
                                                                           -------------------    -------------------
                                                                               (UNAUDITED)
                ASSETS

Current assets
       Cash and cash equivalents                                           $          494,164     $          939,281
       Investment in U.S. government securities                                           --                 474,144
       Accounts receivable, net                                                       702,705                411,220
       Interest receivable                                                                385                 19,814
       Inventory                                                                       13,730                 18,838
       Prepaid expenses and other current assets                                       73,475                150,819
                                                                           -------------------    -------------------
          Total current assets                                                      1,284,459              2,014,116
                                                                           -------------------    -------------------
Property and equipment, at cost
       Computers, furniture and equipment                                           1,053,778                990,105
       Less accumulated depreciation                                                  654,535                490,193
                                                                           -------------------    -------------------
          Net property and equipment                                                  399,243                499,912
                                                                           -------------------    -------------------
Other assets                                                                        1,203,267                 55,681
                                                                           -------------------    -------------------

                                                                           $        2,886,969     $        2,569,709
                                                                           ===================    ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued liabilities                            $          954,612     $          796,729
       Deferred revenue                                                                69,859                 66,088
       Customer deposit                                                                   --                  50,000
       Line of credit                                                                  30,000                320,833
       Other current liabilities                                                       58,249                 96,063
                                                                           -------------------    -------------------
          Total current liabilities                                                 1,112,720              1,329,713

Note payable to bank                                                                      --                  18,253
Deferred rent and other                                                               133,698                149,125
                                                                           -------------------    -------------------

          Total liabilities                                                         1,246,418              1,497,091
                                                                           -------------------    -------------------

Commitments and contingencies

Stockholders' equity
       Common stock, $.0001 par value.  Authorized 5,000,000
          shares; issued and outstanding 1,733,839 and 1,518,880
          shares as of September 30, 1997 and December 31, 1996                           174                    152
       Additional paid-in capital                                                  14,065,134             11,893,549
       Accumulated deficit                                                        (12,298,719)           (10,665,959)
       Deferred compensation                                                         (126,038)              (155,124)
                                                                           -------------------    -------------------
          Total stockholders' equity                                                1,640,551              1,072,618
                                                                           -------------------    -------------------

                                                                           $        2,886,969     $        2,569,709
                                                                           ===================    ===================

       The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                           --------------------------------       ---------------------------------
                                                               1997              1996                 1997              1996
                                                           --------------    --------------       ---------------   ---------------
Revenue

      Service fees                                         $     611,947     $     495,145        $    2,178,786    $      847,856

      Product sales                                               94,451           275,410             2,003,456           290,776

      Royalties                                                    9,781            13,487                30,068            47,234

                                                           --------------    --------------       ---------------   ---------------
               Total revenue                                     716,179           784,042             4,212,310         1,185,866
                                                           --------------    --------------       ---------------   ---------------

Expenses

      Cost of service fees                                       388,573           515,778             1,314,327           995,795

      Cost of product sales                                       91,126           119,346             1,775,339           124,937

      Research and development                                    80,759            51,820               212,478           175,590

      Selling, general and administrative                        835,037           844,384             2,565,838         1,779,182

      Write-off of purchased research and development                 --                --                   --            289,330

                                                           --------------    --------------       ---------------   ---------------
               Total operating expenses                        1,395,495         1,531,328             5,867,982         3,364,834

                                                           --------------    --------------       ---------------   ---------------
Loss from operations                                            (679,316)         (747,286)           (1,655,672)       (2,178,968)

Other income                                                       1,852            (4,927)               22,912            77,119

                                                           ==============    ==============       ===============   ===============
Net loss                                                   $    (677,464)    $    (752,213)       $   (1,632,760)   $   (2,101,849)
                                                           ==============    ==============       ===============   ===============

Weighted average number of shares outstanding                  1,733,839         1,515,113             1,684,229         1,472,020
                                                           ==============    ==============       ===============   ===============

Net loss per common share                                  $       (0.39)    $       (0.50)       $        (0.97)   $        (1.43)
                                                           ==============    ==============       ===============   ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                            1997                   1996
                                                                                    -------------------    -------------------
Cash flows from operating activities
   Net loss                                                                         $       (1,632,760)    $       (2,101,849)
   Adjustments to reconcile net loss to net cash
        used in operating activities, net of effects
        from purchase of Forsight
     Depreciation and amortization                                                             205,790                195,625
     Provision for bad debt expense                                                             59,481                     --
     Loss on disposal of assets                                                                     --                 21,916
     Write-off of purchased research and development                                                --                289,330
     Increase (decrease) in cash from changes in assets and liabilities
        Accounts receivable                                                                   (350,966)                 1,194
        Interest receivable                                                                     19,429                (10,079)
        Inventory                                                                                5,108                  7,264
        Prepaid expenses and other current assets                                               77,344                 25,998
        Other assets                                                                             2,414                 (3,199)
        Accounts payable and accrued liabilities                                               157,883                (85,017)
        Other liabilities                                                                      (54,786)               (98,116)
                                                                                    ------------------     -------------------
   Net cash used in operating activities                                                    (1,511,063)            (1,756,933)
                                                                                    -------------------    -------------------

Cash flows from investing activities
   Purchase of U.S. government securities                                                           --               (474,144)
   Proceeds from maturity of U.S. government securities                                        474,144                     --
   Capital expenditures                                                                        (76,036)               (93,848)
   Proceeds from sale of property and equipment                                                     --                  2,700
   Payment for purchase of Forsight, net of cash acquired                                           --               (180,562)
   Cash acquired from purchase of U.S. Technologies                                                 --                 12,771

                                                                                    ------------------    -------------------
   Net cash provided by (used in) investing activities                                        398,108               (733,083)
                                                                                    ------------------    -------------------

Cash flows from financing activities
   Net proceeds from exercise of options and warrants                                         981,608                199,997
   Payments on line of credit                                                                (290,833)                (9,386)
   Payments on note payable to a bank                                                         (22,937)                (8,063)

                                                                                    ------------------    -------------------
   Net cash provided by financing activities                                                  667,838                182,548
                                                                                    ------------------    -------------------

Net decrease in cash and cash equivalents                                                    (445,117)            (2,307,468)

Cash and cash equivalents, beginning of period                                                939,281              4,177,534

                                                                                    ==================    ===================
Cash and cash equivalents, end of period                                            $         494,164     $        1,870,066
                                                                                    ==================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The consolidated financial statements of Strategic Solutions Group, Inc., formerly Pacific Animated Imaging Corporation, (the "Company") as of and for the nine month periods ended September 30, 1997 and 1996 are unaudited; and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2.       STOCK SPLIT

         On January 30, 1997, the Board of Directors of the Company voted a three-for-two split of the Company's common stock. The split was approved by the shareholders at the annual meeting of shareholders held on May 22, 1997. However, the Board of Directors exercised its discretionary authority and voted affirmatively with respect to a shareholder proposal to postpone the effective date of the three-for-two stock split until such time deemed appropriate by the Board of Directors. Neither the par value of the stock nor the number of authorized shares will be affected by the split. Had the additional shares resulting from the proposed stock split been outstanding during the nine month periods ended September 30, 1997 and 1996, net loss per share would have been as follows: 1997, $0.65 and 1996, $0.95. Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the proposed common stock split.

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

4.       LINE OF CREDIT AND NOTE PAYABLE TO BANK

         The Company's subsidiary, UST, had a short-term debt outstanding under a line of credit with a bank. In August 1997, UST paid $250,000 toward the unpaid balance of approximately $280,000. Effective October 23, 1997, the remaining balance on the line of credit of approximately $30,000 is being consolidated with the outstanding balance of a note payable of approximately $30,000. The combined debt is to be paid in monthly installments of $10,000 plus interest at the bank's prime rate plus 2% through April, 1998.

5.       TITLELINK JOINT VENTURE

         In December 1996, the Company's subsidiary, UST, entered into an agreement with Interliant to form a joint venture, TitleLink, L.L.C. Under the terms of the agreement, the joint venture will be owned equally and managed by both members, UST and Interliant. Interliant has been appointed as the Administrative Member which has the right, power, and authority to do on behalf of the joint venture all things necessary to carry out the business of the joint venture. The joint venture owns and markets Titlelink, an on-line software application designed to streamline the real estate closing process. The Company will account for UST's investment on the equity basis. The initial investment in the joint venture totaled $26,000 and is included in other assets on the Company's consolidated balance sheet. UST's proportionate share of the joint venture's operating results are reflected in the Company's consolidated results of operations, which for the nine month period ended September 30, 1997 total a loss of approximately $158,000.

6.       COMMITMENTS

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

         On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). First Cambridge is required to review materials provided by the Company, perform financial consulting services, and advise the Company and provide at least 50 hours of service per month on a yearly average. The terms of the agreement included that First Cambridge received 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vested immediately in the 100,000 options and exercised their options on March 28, 1997. The consulting agreement is for the five year period January 1, 1998 - December 31, 2002. Accordingly, the Company will be recognizing an expense of approximately $1.1 million, using the straight-line method over the term of the consulting agreement, or approximately $22,000 per month, beginning January 1, 1998. As of September 30, 1997, the Company had a deferred asset of approximately $1.1 million arising from this transaction. The consulting agreement permits the assignment by First Cambridge of its obligation thereunder. First Cambridge has proposed to assign its obligation to another party (the "assignee") and the Company has accepted the assignment. If the services by the assignee are not deemed satisfactory or the assignee is unable to perform the services, the Company may be required to immediately expense the $1.1 million deferred asset.

         In September 1997, the Company's Board of Directors announced its tentative plans to distribute all or a portion of the shares of stock of its wholly owned subsidiary, UST, to the Company's shareholders. It is anticipated that UST will become an independent, stand-alone company which will endeavor to become a NASDAQ qualified company. This plan is dependent upon completion of final negotiations with management of UST and formal approvals by the Boards of Directors of both companies and, where appropriate, shareholder approval.

7.       SUBSEQUENT EVENT - FINANCING

         On October 31, 1997, the Company issued a $1,600,000 6% Convertible Subordinated Debenture. In connection with the issuance of the debenture, the Company also issued 40,000 warrants exercisable at a price per share of $4.67. The debenture accrues interest from the date of issuance and is due and payable on October 31, 1999; or, at the option of the Company, the principal of, and interest on, the Debenture are payable in shares of the Company's common stock. The holder of the Debenture is entitled, at its option, to convert, in $50,000 increments, at any time commencing the earlier of (a) December 30, 1997 or (b) the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Company is required to file the appropriate Form required to register the securities so that the registration is effective no later than January 29, 1998. The conversion price for each share of common stock is equal to the lesser of
(a) $4.24 (the "Maximum Price") and (b) 80% of the average market price on the five trading days immediately preceding the conversion date provided that in no event shall the conversion price be less than a percentage of the Maximum Price which ranges from 30% to 0% depending upon the whether the conversion date is before the 90th day after issuance in 30-day increments through subsequent to the 240th day after issuance. The Company expects to recognize interest expense of approximately $285,000 at the time of issuance for the resulting beneficial conversion feature.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The Company's revenue is comprised of service fees, product sales, and royalties. Service fees are for systems integration and application development services provided by U.S. Technologies, Inc. ("UST"), the Company's subsidiary acquired in July 1996, and for the development of custom multimedia software. Product sales are for software and hardware products primarily sold by UST. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

       Total revenues for the three month period ended September 30, 1997 were $716,179 as compared to $784,042 for the same period of 1996, a decrease of approximately $68,000 This decrease consisted of a decrease in UST revenues of approximately $51,000 and a decrease in sales of the Company's custom software products of approximately $13,000. The net loss and net loss per share were $677,464 and $0.39 per share, respectively, for the three month period ended September 30, 1997, as compared to a net loss and net loss per share of $752,213 and $0.50 per share, respectively, for the same period of the prior year.

       Total revenues for the nine month period ended September 30, 1997 were $4,212,310 as compared to $1,185,866 for the same period of 1996, an increase of approximately $3 million. This increase was primarily attributable to the inclusion of UST revenues of approximately $3.5 million, as well as an increase in sales of the Company's custom software products of approximately $215,000. The net loss and net loss per share were $1,632,760 and $0.97 per share, respectively, for the nine month period ended September 30, 1997, as compared to a net loss and net loss per share of $2,101,849 and $1.43 per share, respectively, for the same period of the prior year.

       During the three and nine month periods ended September 30, 1997, revenues from services fees for systems integration and software development services provided by UST were $528,114 and $1,513,649, respectively, as compared to $398,092 in the same periods of the prior year. UST was acquired by the Company in July 1996. The increase in the service fees revenue for the 1997 period is due to improved sales focus and represents expected sales levels for this business.

       During the three and nine month periods ended September 30, 1997, revenues from custom multimedia software development services were $83,833 and $665,137, respectively, as compared to $97,053 and $449,764, respectively, for the same periods of the prior year, a decrease of approximately $13,000 for the three month period ended September 30, 1997 and an increase of approximately $215,000 for the nine month period ended September 30, 1997. The decrease in the three month period ended September 30, 1997 as compared to the prior year is due to fewer active contracts. The increase in the nine month period ended September 30, 1997 as compared to the prior year was due to new contracts which started during the first quarter of 1997.

       During the three and nine month periods ended September 30, 1997, revenue from sales of products was $94,451 and $2,003,456, respectively, as compared to $275,410 and $290,776, respectively, in the same periods of the prior year, a decrease of approximately $181,000 for the three month period ended September 30, 1997 and an increase of approximately $1.7 million for the nine month period ended September 30, 1997. All of the revenue from sales of products for the three and nine month periods ended September 30, 1997 represents sales of computer hardware and software products by UST sold as part of their systems integration services. Revenue through June 30, 1997 included the sale of IBM AS/400 and RS/6000 midrange computers under UST's Industry Remarketer Agreement with IBM. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400 and RS/6000 midrange computers due to gross margins being lower than anticipated. Accordingly, revenues from product sales decreased in the quarter ended September 30, 1997 and is not expected to increase in future periods. Sales of the IBM midrange computers accounted for approximately 70% of the revenue from product sales through June 30, 1997. However, UST will continue to sell miscellaneous computer hardware and software items as part of their systems integration business.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $9,781 and $30,068, respectively, during the three and nine month periods ended September 30, 1997, as compared to $13,487 and $47,234, respectively, for the same periods of the prior year, decreases of approximately $3,700 and $17,000, respectively. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the three and nine month periods ended September 30, 1997, total operating expenses were $1,395,495 and $5,867,982, respectively, as compared to $1,531,328 and $3,364,834, respectively, in the same periods of the prior year, a decrease of approximately $136,000 for the three month period and an increase of approximately $2.5 million for the nine month period. In addition to including UST operating expenses for the nine month period ended September 30, 1997 as compared to only the three months ended September 30, 1996 due to the acquisition of UST in July 1996, the cost of product sales, which included the cost for IBM midrange hardware sold by UST during the first six months of 1997, primarily accounted for the increase in the nine month period ended September 30, 1997.

       For the three and nine month periods ended September 30, 1997, the cost of service fees for systems integration services provided by UST was approximately $275,000 and $821,000, respectively, resulting in gross margins of approximately 48% and 46%, respectively. For the three and nine month periods ended September 30, 1996, cost of service fees for system integration services provided by UST, acquired in July 1996, was approximately $329,000, resulting in a gross margin of approximately 17%. The increase in the gross margins as compared to the prior year is due to improvements in UST's project bidding and tracking procedures and is expected to represent approximate gross margins in future periods.

       For the three and nine month periods ended September 30, 1997, the cost of service fees for custom multimedia software were approximately $114,000 and $493,000, respectively, as compared to approximately $187,000 and $667,000, respectively, for the same periods of the prior year. The gross margins for the three and nine month periods ended September 30, 1997 were approximately (36%) and 26%, respectively, as compared to gross margins of (93%) and (48%), respectively, for the same periods of 1996. The improvement in year-to-date gross margin is primarily due to the consolidation of the multimedia related operations into one location. The consolidation of the Redmond, Washington office was completed by December 31, 1996. The negative gross margin for the three month period September 30, 1997 is primarily due to the decrease in revenues for the same period. Gross margins are expected to be positive in future periods when there are increases in revenues.

       For the three and nine month periods ended September 30, 1997, the cost of product sales was approximately $91,000 and $1.8 million, respectively, as compared to approximately $119,000 and

$125,000 respectively, for the same periods of the prior year. The gross margins for the three and nine month periods ended September 30, 1997 were approximately 3.5% and 11%, respectively. The gross margins for the three and nine month periods ended September 30, 1996 were approximately 57% and 57%, respectively, due to an unusual one-time transaction recognized in the three month period ended September 30, 1996 that resulted in an unusually high gross margin. The decline in gross margins for the 1997 periods is due to UST's attempt to enter the IBM AS/400 and RS/6000 midrange computers market in 1997 by making sales at low gross margins. Total cost of product sales is expected to decrease in future periods due to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997 as discussed above. Although UST will continue to sell miscellaneous computer hardware and software items as part of their systems integration business, gross margins are not expected to be significant in future periods.

       During the three and nine month periods ended September 30, 1997, research and development expenses were approximately $81,000 and $212,000, respectively. For the same periods of the prior year, these expenses were approximately $52,000 and $176,000, respectively, increases of approximately $29,000 and $36,000, respectively. Research and development expenses include improvement on existing tools and applications and development of software tools and applications to be sold.

       During the three and nine month periods ended September 30, 1997, selling, general and administrative expenses were approximately $835,000 and $2.6 million, respectively, as compared to approximately $844,000 and $1,779,000, respectively, in the same periods of the prior year, a decrease of approximately $9,000 for the three month period ended September 30, 1997 and an increase of $787,000 for the nine month period ended September 30, 1997. The increase for the nine month period ended September 30, 1997 is primarily due to the inclusion of UST's operations, acquired by the Company in July 1996, for nine months in 1997 as compared to only three months in 1996. The nine month period ended September 30, 1997 also includes UST's share of the losses in a joint venture that UST entered into in December 1996. These losses approximate $158,000 through September 30, 1997.

       During the three month period ended September 30, 1997, total other income increased by approximately $7,000, from the same period of the prior year due to a decrease in the interest expense incurred on UST's line-of-credit. During the nine month period ended September 30, 1997, total other income (expense) decreased by approximately $54,000 from the same period of the prior year, primarily due to a decrease in funds available for investment.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

       The Report of Independent Accountants on the 1996 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $3,823,621 for the year ended December 31, 1996, and as of December 31, 1996 had an accumulated deficit of $10,665,959. For the nine month period ended September 30, 1997, the Company incurred a net loss of $1,632,760, an improvement from the net loss of $2,101,849 for the same period of the prior year. In November 1997, the Company received net proceeds of approximately $1,350,000 from the issuance of a $1,600,000 6% Convertible Subordinated Debenture on October 31, 1997. Additionally, as discussed under Strategy to Achieve Profitable Operations below, the Company has plans to implement certain actions to address these matters.

       Working capital of approximately $172,000 at September 30 1997, together with the proceeds received from the convertible debenture issuance and funds to be generated from investment income and future sales of services and products are expected to provide sufficient liquidity to meet anticipated short-term cash needs. However, there can be no assurance that the proceeds received from the convertible debenture issued and other funds generated will provide sufficient cash flow to ensure the continued existence of the Company. Management recognizes that the Company may require additional financing until such time that service fees and product sales are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from additional placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

       For the nine month period ended September 30, 1997, the Company used cash of approximately $1.5 million in operations primarily due to the net loss. The Company also experienced increases in accounts receivable and accounts payable and accrued liabilities. Net cash of approximately $474,000 was provided by investing activities primarily from proceeds received at maturity of U.S. government securities, offset by approximately $76,000 used for the purchase of equipment. Net cash of approximately $982,000 was provided by the exercise of common stock options and warrants, offset by approximately $314,000 used to make payments on UST's obligations to a bank.

       For the nine month period ended September 30, 1996, the Company used cash of approximately $1.8 million in operations, primarily due to the net loss of approximately $2.1 million, net of the write-off of purchased research and development, which totaled approximately $289,000, in connection with the acquisition of Forsight. During the nine month period ended September 30, 1996, net cash of approximately $733,000 was used for investing activities for the purchase of Forsight and UST, U.S. government securities, and equipment. Net cash of approximately $200,000 was provided by the exercise of common stock options and warrants, offset by approximately $17,000 used to make payments on UST's obligations to a bank.

STRATEGY TO ACHIEVE PROFITABLE OPERATIONS

       In September 1997, the Company's Board of Directors announced its tentative plans to distribute all or a portion of the shares of stock of its wholly owned subsidiary, UST, to the Company's shareholders. It is anticipated that UST will become an independent, stand-alone company which will endeavor to become a NASDAQ qualified company. This plan is dependent upon completion of final negotiations with management of UST and formal approvals by the Boards of Directors of both companies and, where appropriate, shareholder and SEC approval.

       If the above plans are approved, it is anticipated that the distribution of the shares of stock of UST will take place in early 1998. Accordingly, the Company's operations will include UST's operations through the end of 1997; and subsequent to the distribution, the Company expects total revenues to decrease due to the Company no longer including UST in its consolidated results of operations. The Company's strategy to increase the revenues of its remaining custom multimedia software business includes focusing its sales efforts on technology-based training solutions to industries where the Company has had successes in the past, particularly transportation related industries. The Company has also begun implementation of a marketing campaign that focuses on these industries. The Company will also pursue acquisitions of small related businesses that would enhance its focus of technology-based training solutions, as well as other strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the services currently provided. During the fourth quarter of 1997, the Company was awarded a $499,000 12-month contract under the U.S. Department of Transportation's ongoing Small Business Innovation Research Program to develop computer-based training software to train users of CORSIM, a traffic simulation model.

       The Company's long-term strategy includes the utilization of the Company's wide range of software development capabilities to provide high-performance value-added integrated computer services to mid- to large-sized service organizations, manufacturers and other companies located in the United States. Custom multimedia software that focuses on training applications using leading edge delivery methods, such as, intranet and Internet, is expected to be an important component of the services provided by the Company. Management believes that the Company's ability to provide all of the services required in connection with design, development, installation and support of its custom software will enhance its ability to effectively market its custom software development services to customers that prefer to purchase an integrated set of software development and computer-based training services from a single vendor. In addition, the Company believes that it can increase revenue by using its proprietary products and software development skills to produce generic versions of its custom software products for sale to companies that do not require or cannot afford complete customized services.

       No assurance can be given that these measures, even if successful, will result in the Company achieving profitable operations or ensure the continued existence of the Company. Management's plans and estimates are based upon information currently available and may not necessarily prove accurate.

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

Item 3.       Defaults Upon Senior Securities:     None

Item 4.       Submission of Matters to a Vote of Security Holders:     None

Item 5.       Other Information:     None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:     None

              (b) No reports on Form 8-K were required to be filed for the three months ended September 30, 1997.

                         STRATEGIC SOLUTIONS GROUP, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STRATEGIC SOLUTIONS GROUP, INC.
                                            -------------------------------
                                              (Registrant)

Dated:   November 14, 1997

                                       BY:  /s/ Suzanne C. Brown
                                            --------------------
                                       Suzanne C. Brown
                                       Chief Financial and Accounting Officer