Form 10-K
period 1997-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 1998-04-16
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to ____________

Commission File Number:  1-12536

                        STRATEGIC SOLUTIONS GROUP, INC.
             (Exact name of Registrant as specified in its charter)

     Delaware                                                  11-2964894
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification  No.)

326 First Street, Suite 100
Annapolis, Maryland                                                21403
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
including area code:                                           (410) 263-7761
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.0001 par value
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of March 27, 1998 the aggregate market value of the voting stock held by non-affiliates, approximately 2,777,000 shares of Common Stock, $.0001 par value, was approximately $3,992,000 based on the closing sales price of $1 7/16 for one share of Common Stock on the Nasdaq Small Cap Market on such date. The number of shares outstanding of the Registrant's Common Stock, as of March 27, 1998 was 2,821,463.

         Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement regarding its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

       During 1997, the Company was a full service provider of technology based solutions and computer systems integration and support services, including the sale of hardware and software products, specializing in the development of software applications related to work group and work flow computing solutions and custom interactive multimedia software. The Company's systems integration division was comprised of the business of U.S. Technologies, Inc. ("UST"), a wholly owned subsidiary, which the Company acquired in July 1996. UST is a Lotus Premium Business Partner that develops software applications used in conjunction with, and provides services related to the use of Lotus Notes(R) and Domino(TM), and was an IBM Industry Remarketer of AS/400(R) and RS/6000(R) midrange computers. The Company's multimedia division designs, develops, and markets custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations, and corporate communications. For the year ended December 31, 1997, approximately 81% of the Company's revenue was attributable to the systems integration division and approximately 19% to the multimedia division. References to the "Company" herein refer to Strategic Solutions Group, Inc. and its subsidiaries.

       In April 1998, UST was merged into and with SSGI-UST Acquisition Corporation, an existing corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp. ceased to exist. Effective upon the merger, the Company's ownership in UST was reduced from 100% to approximately 14%. See "Systems Integration Services Merger of UST" below and the Notes to the Consolidated Financial Statements. Accordingly, after that date, the Company's operations will comprise the multimedia division only.

SYSTEMS INTEGRATION SERVICES

       The Company acquired UST, a full-service provider of computer systems integration and support services, in July 1996. Products and services included the sale of hardware and software products and the development of software applications for and providing services related to work group and work flow computing solutions. UST is a Lotus Premium Business Partner that develops software applications used in conjunction with, and provides services related to the use of Lotus Notes(R) and Domino(TM). Through June 30, 1997, UST was also an IBM Industry Remarketer of AS/400(R) and RS/6000(R) midrange computers. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400(R) and RS/6000(R) midrange computers due to gross margins being lower than originally anticipated.

       LOTUS PREMIUM BUSINESS PARTNER. Lotus Notes(R) and Domino(TM) are proprietary groupware and messaging software products developed by Lotus Development Corporation that enable users to communicate and collaborate over a local area network or telecommunications link and access documents and data residing on a shared computer, or server. As a Lotus Premium Business Partner, UST develops a wide variety of custom software applications expanding the applicability of Lotus Notes(R)/Domino(TM) to a particular customer's needs. Such applications have included numerous project, time, sales, and database management applications. For example, UST recently has developed a sales force automation system for a publisher and distributor of secondary education products and a quality control application for an international manufacturer of consumer goods. UST also provides a full complement of services related to the use of Lotus Notes(R)/Domino(TM), including the integration, design, development and installation of computer systems, intranet and Internet services, and education and support services.

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

       IBM INDUSTRY REMARKETER. In November 1996, UST became an IBM Industry Remarketer for the AS/400(R) and RS/6000(R) midrange computers. Midrange computers generally are the most powerful computers frequently used by mid-sized companies (companies with annual sales of $25 to $250 million). During the fourth quarter of 1996, UST entered into an agreement with Support Net, Inc., IBM's largest Managing Industry Remarketer, that enabled UST to sell the AS/400(R) and RS/6000(R) midrange computers on a non-exclusive basis to end users of those computers located in the United States. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400(R) and RS/6000(R) midrange computers due to gross margins being lower than originally anticipated. Accordingly, these agreements were terminated. Total product sales by UST for the year ended December 31, 1997 was approximately $2.1 million, of which approximately 64% was attributable to the sales of the IBM AS/400(R) and RS/6000(R) midrange computers.

       MERGER OF UST. In April 1998, UST was merged into and with SSGI-UST Acquisition Corporation, an existing Florida company owned by the President of UST and other third parties, and UST continued as the surviving corporation. Accordingly, after that date, the Company's operations will not include the operations of UST. UST will be immediately pursuing a private placement of its equity securities for approximately $2,000,000 and has long-term plans to pursue a public offering of its equity securities.

       In consideration for the merger, SSGI received the following:

         (1) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share. These shares are subject to a registration rights agreement giving the Company the right to demand registration or a piggy back registration of UST's shares;
         (2) A promissory note from UST in the principal amount of $600,000 with 6% interest due the earlier of the closing of the $2,000,000 private placement or 60 days from the closing of the merger. The promissory note is secured by all the assets of UST and the pledge of all of the outstanding stock of UST; and
         (3) A 6% subordinated convertible debenture in the principal amount of $927,000 (to be increased for any funding provided by the Company to UST after February 6, 1998, the date the merger was agreed to). The debenture is due the earlier of a public offering of UST's securities or 18 months from the date of the merger. In addition, the Company has the option to convert the debenture into shares of UST's common stock at a 20% discount to market value conversion ratio at the time of conversion.

CUSTOM MULTIMEDIA SOFTWARE

       The Company's multimedia division (the "division") provides technical consulting services that include analysis, design, and development of technology-based solutions and specializes in providing training solutions. Technology-based training encompasses a wide range of emerging technologies in the area of employee training, and can come in the form of computer-based training, web-based training, electronic performance support systems, and multimedia manuals. In addition to training, the division also designs and develops software for sales and marketing applications and corporate communications.

       Depending on a customer's needs, the division can produce multimedia software that includes interactive computer animation, full motion video, audio, high-end color graphics, text and hypertext providing vivid and effective instruction and information. The software developed by the division can be distributed over multiple platforms including MSWindows(TM) and DOS and can be delivered on diskette or CD-ROM. The Company believes that it can adapt its services using new and emerging technologies, such as internal corporate intranets or the Internet using the World Wide Web ("Web"). In addition, the incorporation of Web-Based training ("WBT") allows users to have access from anywhere in the world. The Company believes that the Internet and intranets will become increasingly important delivery methods in the future.

       According to a market research firm, International Data Corp. ("IDC"), companies spent approximately $18 billion worldwide in training for their workers in 1996 and by the year 2001 that annual bill is expected to grow to approximately $27.9 billion. In addition, according to IDC, offering employee training via the Internet and corporate intranets is a business that could grow at annual rates greater than 100% over the next few years.

       COMPUTER-BASED TRAINING ("CBT"). The division designs and develops custom computer-based training software, which provides an interactive learning experience to instruct employees how to use complex equipment or to understand complicated industrial processes by simulating operation and production procedures. The division's software typically replaces or supplements technical manuals and operating documentation and provides interactive self-paced training. It also often incorporates cut-away views of equipment that would be difficult or impossible to display in a real-world setting and enables users to learn complex processes by viewing them in real or lapsed time or in slow motion. Based on studies conducted and published by the American Society for Training and Development, management believes that CBT enables users to master skills and retains information more effectively than traditional instructor-led training.

       WEB-BASED TRAINING. Recent technological developments and advances in computer network technology enable the Company to deliver computer-based training over corporate intranets or the Internet via the Web. Web-based materials can be text-based (such as, lecture notes, case studies, and assignments) or they may be much like sophisticated CBT courseware. As a result of rapidly advancing Web browsers, high-speed communications, and innovative instructional design, it is possible that real-time animation, video, audio, and conferencing could be features included in a WBT solution. In addition, the incorporation of WBT allows users to have access from anywhere in the world. The Company believes that the Internet and intranets will become increasingly important delivery methods in the future.

       ELECTRONIC PERFORMANCE SUPPORT SYSTEMS ("EPSS"). The goal of an EPSS is to provide whatever information is necessary to accelerate performance and learning at the moment of need - commonly referred to as HELP SYSTEMS. The division designs and develops custom EPSS software to enable users to perform better at their jobs. This software provides computer-based support that is integrated into a workstation or work environment, and acts as a combination coach/trainer/job aid/reference. The Company believes that EPSS increases employee productivity by providing needed information and training when and where it is needed - and in an amount and format that is the most useful to the user.

       MULTIMEDIA MANUALS. The division provides turn-key multimedia manual services, using an internally developed software product known as TechShelf(TM). TechShelf(TM) enables the division to convert customer manuals, reference guides, or other technical materials into interactive multimedia software, including full-motion video, audio, animation and interaction. The Company believes that these services enable customers to obtain a technology-based solution in less time and at a relatively low cost as compared to traditional custom software services.

       SALES AND MARKETING. The division designs and develops custom sales and marketing software which enables manufacturers and distributors to demonstrate their products to potential customers at trade shows or in kiosks. This software can enhance sales and marketing presentations by encouraging customer participation through the use of interactive product demonstrations.

       CORPORATE COMMUNICATIONS. The division designs and develops custom multimedia software for internal and external corporate communications. Examples include software used to disseminate corporate policies and procedures and information about a company's products and services. The Company believes that its custom multimedia development services can be used to create a technology-based solution, including web-based, that is comprehensive and cost-effective and delivers lively and compelling messages to large groups of employees in disparate locations.

       DEVELOPMENT AND SERVICES. The Company's custom multimedia services for the above technology-based solutions include needs analysis, design specification and product development. Needs analysis typically takes from three to ten days and the charges for such services can range from $5,000 to $15,000. The design phase lasts from four to six weeks and the charges for such services can range from $20,000 to $40,000. Depending upon a project's scope and features, the time required to complete software development can range anywhere from one month to several years and the charges for such services can range from $10,000 to $1 million.

       At the outset of each project, the Company provides the customer with a statement of work that details the services that the Company will provide, sets forth the amount that the Company will charge, and provides a work and payment schedule. Any changes to the project that will result in additional charges are submitted to the customer for approval prior to providing the services. The payment schedule varies from customer to customer, but usually includes some form of up-front payment and progress payments based upon the completion of phases of the project. To date, the Company has not experienced any significant difficulties in delivering its custom software products to customers in accordance with schedules.

       The Company's contracts with respect to its services include an express warranty that usually terminates upon acceptance of the software by the customer. However, the Company generally will service the software to ensure that it performs as set forth in the statements of work for a one-year period. Because of the extensive testing and evaluation procedures performed in conjunction with the customer that are undertaken during the development process, to date, servicing cost after customer acceptance has been insignificant. Post-development support services are available and are billed separately, usually on an hourly basis.

CUSTOMERS AND BACKLOG

       Systems integration services customers are generally mid to large size companies that have or require at least 50 individual computers to be attached to a network. These customers represent a wide variety of industries and service organizations. While a substantial percentage of the systems integration revenues historically have been generated by customers located within Florida, where UST is located, this percentage has decreased as UST markets its products and services to customers located outside of the state.

       The Company's multimedia customers traditionally have been comprised primarily of large manufacturers who must train employees to use complex equipment or understand complicated industrial processes. To date, such customers have represented a broad range of industries, including the automotive, packaging, electronics, pharmaceutical, beverage bottling, and fitness and food manufacturing industries, as well as government agencies located throughout the United States. As part of its strategy to grow revenues, the multimedia division has identified strategic vertical markets with business-critical needs that can be addressed by the Company's technology-based solutions. The multimedia division has implemented a new sales and marketing strategy which targets its efforts on the manufacturing and transportation industries. The division intends to leverage its existing relationships and expand its sales and marketing efforts to increase market share in these industries.

       During fiscal 1997, there were no customers that accounted for at least 10% of the Company's consolidated revenue. During fiscal 1996, one systems integration customer, Data Systems International, accounted for approximately 10% of the Company's consolidated revenue. During fiscal 1995, three customers, Bell & Howell, TRW, Inc., and Mack Trucks, Inc., accounted for approximately 17%, 17%, and 13%, respectively, of the Company's revenue.

       As of December 31, 1997, backlog (i.e., the difference between the fees payable to the Company set forth in existing contracts and the amount of such fees that had been recognized as revenue on the Company's financial statements) of its custom multimedia software services totaled approximately $400,000, all of which is expected to be earned during 1998. As of December 31, 1997, backlog of UST's systems integration services and product sales totaled approximately $450,000, of which approximately $150,000 is expected to be earned by the Company during 1998 prior to the merger. There can be no assurance that contracts reflected in backlog will not be canceled or delayed. Accordingly, the Company believes that backlog is not a reliable measure of future revenue.

RESEARCH AND DEVELOPMENT

       For the years ended December 31, 1997 and 1996, costs associated with research and development activities totaled approximately $323,000 and $252,000, respectively. Historically, research and development activities included the development of a library of reusable applications, codes, utilities, and tools that the Company can utilize in the early stages of development of many of its software applications. To date, no costs have been capitalized due to the expenditures for any one reusable application, code, utility, or tool not totaling a material amount. The Company believes that costs for research and development will continue in the future at consistent levels as the Company plans to continue improving its existing reusable applications, codes, utilities, and tools, as well as the development of new reusable applications, codes, utilities, and tools. In addition, future research and development efforts may include the development of products to be sold.

SALES AND MARKETING

       As of February 28, 1998, the Company employed 10 people involved in sales who receive a combination of salary and commission (6 by UST and 4 by the multimedia division). The direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the types of services provided the Company. The Company also employs other business development and marketing techniques to communicate directly with current and prospective clients. These techniques include exhibiting at trade shows, authoring articles and presenting papers regarding the Company's solutions and technology, trade journal advertising, telemarketing, and direct mail marketing.

       In addition, as described above under "Systems Integration Services," UST's strategy includes being a Lotus Premium Business Partner and may receive leads from Lotus Development Corporation.

       In order to increase revenues, the multimedia division has recently implemented a more focused sales and marketing strategy which targets its efforts to providing technology-based training solutions to the manufacturing and transportation industries. In addition, the division will endeavor to become a Microsoft Solutions Provider which requires that the Company maintain two certified Microsoft professionals on staff. The Company believes that this affiliation may provide sales leads for its services.

       Existing clients are also an important component of the Company's marketing strategy. Follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company believes that it has good relationships with its existing customer base and expects that these contacts will enable it to successfully pursue this strategy.

COMPETITION

       The information technology consulting, software development, and business solution markets include a large number of participants, are subject to rapid change, and are highly competitive. The Company competes with and faces potential competition for clients and experienced personnel from a number of companies that have substantially greater financial, technical, sales, marketing, and other resources, and generate greater revenues, as well as have greater name recognition than the Company. These markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. In addition, clients may elect to use their internal information systems resources to satisfy their needs for software and application development and consulting services, rather than using those offered by the Company.

       The Company's systems integration business competes with Lotus Development Corporation, IBM, other Lotus Business Partners and IBM Industry Remarketers, companies that manufacture and market midrange computers that compete with the AS/400(R) and RS/6000(R) and their remarketing agents, companies that manufacture software that competes with Lotus Notes(R)/Domino(TM) and their business partners, and numerous other providers of systems integration and consulting services.

       The Company's custom multimedia software business competes with companies that produce interactive training software (custom and off-the-shelf) and other third-party suppliers of training and marketing materials, as well as internal training and information systems resources of potential customers.

       The Company's clients primarily consist of large organizations, including agencies of the federal government, and there are an increasing number of professional services firms seeking information technology consulting and software development engagements from that client base. The Company believes that the principal competitive factors in the information technology consulting and software development industry include responsiveness to client needs, project completion time, quality of service, price, project management capability, and technical expertise. The Company believes that it presently competes favorably with respect to each of these factors. However, the Company's markets are still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse effect upon the Company's business, operating results, and financial condition. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including, the ability of its competitors to hire, retain and motivate personnel; the development by others of software that is competitive with the Company's services; the price at which others offer comparable services; and the extent of its competitor's responsiveness to customer needs.

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

EMPLOYEES

       As of February 28, 1998, the Company had 44 full-time employees, 10 of whom were in administration (4 for UST), 10 of whom were in sales and marketing (6 for UST), and 24 of whom held professional technical positions (16 for UST). None of the Company's employees are represented by unions. Management believes the Company's employee relations are good.

       The Company's success will depend upon its ability to attract, retain, and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Qualified personnel are in particularly great demand and are likely to remain a limited resource for the foreseeable future. However, the Company believes that it has been successful in its efforts to attract and retain the number and quality of professionals needed to support present operations and future growth. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing technical personnel for the foreseeable future, there can be no assurance that the Company will be able to do so.

ITEM 2.  DESCRIPTION OF PROPERTY.

       The Company leases office space in Annapolis and Rockville, Maryland; Tampa and Orlando, Florida; and Atlanta, GA. The leases require the Company to pay monthly rent of approximately $4,400, $3,900, $3,000, $2,200, and $950, respectively, and expire at various times through 2000. In addition, the Company leases office space in Redmond, Washington, for a monthly rent of approximately $9,500, which is subleased to an unaffiliated third party through the end of the Company's lease term in May 1998 due to the consolidation of the multimedia division. Management believes that its current office facilities are adequate and suitable for the Company's current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         In January 1998, the company redeemed its 6% Subordinated Convertible Debenture ("the Debenture") and issued 1,052,624 shares of the Company's common stock as payment for the $1,710,514 redemption amount. The holder of the Debenture refused to accept the shares as payment and filed suit against the Company alleging that the terms of the Debenture permit the Company to pay the redemption price only in cash and as a result, the redemption by the Company and the issuance of the Company's common stock is invalid. The holder is seeking a determination to that effect and that the Company has forfeited its right to redeem the debenture. The complaint also seeks damages resulting from the Company's failure to honor the plaintiff's attempted post-redemption conversion of $115,000 principal amount of the Debenture. In April 1998, the Company and the holder began negotiation discussions to settle this litigation out of court. If the Company is unable to negotiate a settlement with the holder, a court hearing will be held on April 15, 1998. If the court hearing is held, the Company will vigorously defend this action. However, the Company cannot predict the outcome of the court hearing. See Note 16 to the Consolidated Financial Statements.

       The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock has been listed on the Nasdaq Small Cap Market under the symbol "SSGI" and on the Boston Stock Exchange under the symbol "STG." Before November 11, 1993, the Company's Common Stock traded in Nasdaq's over-the-counter market and was quoted in the "Pink Sheets."

       In February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. However, the Company has requested a temporary exemption to the new requirements by its submission of a proposed compliance plan. The Company is awaiting the decision of Nasdaq regarding its request and until a decision is reached by Nasdaq the delisting action has been stayed.

       The following table shows the high and low sale prices for the Company's Common Stock, for the periods indicated, based upon information supplied to the Company from Nasdaq.

                  Year                             High             Low
                  ----                             ----             ---
                  1997
                  ----
                  1st Quarter                     $15.625          $12.00
                  2nd Quarter                     $13.125           $4.50
                  3rd Quarter                      $7.125           $3.375
                  4th Quarter                      $5.375           $0.75

                  1996
                  ----
                  1st Quarter                     $10.875           $8.875
                  2nd Quarter                     $13.75            $9.625
                  3rd Quarter                     $13.375          $10.625
                  4th Quarter                     $15.00           $12.25

       The closing bid price for the Company's Common Stock on March 27, 1998, was $1 7/16.

       The Company had approximately 167 holders of record of Common Stock as of March 13, 1998. Management believes that the number of beneficial holders of the Company's Common Stock as of March 13, 1998, was approximately 3,000.

       No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PARAGRAPHS CONTAIN CERTAIN FORWARD LOOKING STATEMENTS, WHICH ARE WITHIN THE MEANING OF AND MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE REGARDING THE PROSPECTS FOR AND FACTORS AFFECTING FUTURE REVENUES AND PROFITABILITY, LIKELIHOOD OF ADDITIONAL FINANCING, MARKETING, AND CASH REQUIREMENTS FOR FUTURE OPERATIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND PROSPECTS, INCLUDING WITHOUT LIMITATION THOSE DESCRIBED BELOW AS WELL AS THE RISKS ASSOCIATED WITH: THE NATURE OF COMPETITION; TECHNOLOGICAL DEVELOPMENTS; AND EFFECTIVE MARKETING; ALL AS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

       The Company's revenue are comprised of service fees, product sales, and royalties. Service fees are for systems integration services provided by UST, the Company's subsidiary acquired in July 1996, and for the development of custom multimedia software. Product sales are for software and hardware products primarily sold by UST. Pursuant to the merger described in "Description of Business - Systems Integration Services" and Note 16 to the Consolidated Financial Statements, in April 1998, UST was merged into a separate operating entity and accordingly, its revenues and results of operations will not be included in the Company's results of operations after that date. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

FISCAL 1997 COMPARED TO FISCAL 1996

       Total revenues for the year ended December 31, 1997 were $4,791,823 as compared to $1,588,094 for the same period of 1996, an increase of approximately $3.2 million. This increase was primarily attributable to the inclusion of twelve months of UST revenues of approximately $3.9 million in 1997 as compared to the inclusion of six months of UST revenues of approximately $960,000 in the prior year following its acquisition by the Company in July 1996, as well as an increase in UST's revenue from product sales. In addition, revenue from the Company's custom software services increased by approximately $303,000 from the prior year. The net loss and net loss per share were $2,900,356 and $1.70 per share, respectively, for the year ended December 31, 1997 as compared to a net loss and net loss per share of $3,823,621 and $2.58 per share, respectively, for the prior year.

       During the year ended December 31, 1997, revenue from services fees for systems integration and software development services provided by UST was $1,802,643 as compared to $603,366 in the prior year, an increase of approximately $1.2 million. The increase is due to the inclusion of twelve months of UST revenues in 1997 as compared to only six months in the prior year following its acquisition by the Company in July 1996. In addition, UST's revenues increased during 1997 due to improved sales focus achieved after the acquisition.

       During the year ended December 31, 1997, revenue from custom multimedia software development services was $855,766 as compared to $552,397 for the prior year, an increase of approximately $303,000 or 55%. The increase was primarily due to an increase in the size of new contracts the Company was able to secure. The Company's strategy to grow revenue from custom multimedia software development services includes continuing to pursue larger contracts.

       During the year ended December 31, 1997, revenue from sales of products was $2,095,218, as compared to $372,256 in the prior year, an increase of approximately $1.7 million. This revenue represents sales of computer hardware and software products by UST as part of their systems integration services. The increase is due to the inclusion of twelve months of UST revenues in 1997 as compared to only six months in the prior year following its acquisition by the Company in July 1996. In addition, UST's revenues increased during 1997 due to the sales of IBM AS/40 and RS/6000 midrange computers under UST's Industry Remarketer Agreement with IBM through June 30, 1997. Sales of the IBM midrange computers accounted for approximately 70% of the revenue from product sales through June 30, 1997. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400 and RS/6000 midrange computers due to gross margins being lower than anticipated. UST continues to sell miscellaneous computer hardware and software as part of their systems integration business. Accordingly, revenue from product sales decreased in the second half of 1997 and is expected to stay at similar levels through the date of the merger.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $38,196 during the year ended December 31, 1997 as compared to $60,075 for the prior year, a decrease of approximately $22,000 or 36%. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the year ended December 31, 1997, total operating expenses were $7,342,245 as compared to $5,419,016 in the prior year, an increase of approximately $1.9 million, or 35%. The prior year expenses included approximately $867,000 for the write-offs of purchased research and development and goodwill in connection with the acquisitions of Forsight and UST. Accordingly, the increase from the prior year excluding the write-offs was approximately $2.8 million. This increase is primarily due to the inclusion of twelve months of UST operating expenses in 1997 as compared to only six months in the prior year following its acquisition by the Company in July 1996. In addition, the first six months of 1997 included the cost of product sales related to the sale of IBM AS/40 and RS/6000 midrange computers under UST's Industry Remarketer Agreement with IBM.

       During the year ended December 31, 1997, the cost of service fees for systems integration services provided by UST was $1,054,825 as compared to $602,718 in the prior year, resulting in gross margins of approximately 41% and 0%, respectively. The improved gross margin for 1997 is due to an increase in revenue for services and improvements in UST's project bidding and tracking procedures. The break-even gross margin for the 1996 period was primarily due to the lower than anticipated level of sales for that period, as well as employee turnover as a result of the July 1996 acquisition of UST by the Company.

       During the year ended December 31, 1997, the cost of service fees for custom multimedia software services was $623,879 as compared to $782,413 in the prior year, resulting in gross margins of approximately 27% and (42%), respectively. The improvement in gross margins is primarily due to the consolidation of the multimedia related operations into one location, as well as an increase in revenue. The consolidation of the Redmond, Washington office was completed by December 31, 1996. Gross margins are expected to be positive in future periods when there are increases in revenues.

       Cost of product sales was $1,848,385 for the year ended December 31, 1997, as compared to $223,498 in the prior year, resulting in gross margins of approximately 12% and 40%, respectively. The lower gross margin for 1997 is due to UST's attempt to enter the IBM AS/400 and RS/6000 midrange computer market by making sales at low gross margins. As discussed above, UST discontinued the sale of these computers effective June 30, 1997. Although UST will continue to sell miscellaneous computer hardware and software items as part of their systems integration business, gross margins are not expected to be significant in future periods. The gross margin for 1996 was unusually high due to an unusual one-time transaction related to the sale of an IBM mid-range computer recognized during 1996 by UST.

       During the year ended December 31, 1997, research and development expenses were $323,002 as compared to $251,778 for the prior year. Research and development expenses included improvements on existing tools and the development of software tools and applications to be sold.

       During the year ended December 31, 1997, selling, general and administrative expenses were $3,492,154 as compared to $2,691,483 in the prior year, an increase of approximately $800,000, or 30%. The increase is primarily due to the inclusion of twelve months of UST operations in 1997 as compared to only six months in the prior year following its acquisition by the Company in July 1996.

       During the year ended December 31, 1997, total other income (expense) increased by approximately $357,000 from the prior year primarily due to a beneficial conversion interest charge of approximately $339,000 recognized in 1997 in connection with the Company's 6% subordinated convertible debenture. In addition interest expense increased due to the inclusion of twelve months of interest on UST's obligations to a bank in 1997 as compared to only six months in the prior year following its acquisition by the Company in July 1996 and interest expense for the Company's 6% debentures issued in October 1997.

FISCAL 1996 COMPARED TO FISCAL 1995

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

       Cost of product sales was $223,498 for the year ended December 31, 1996, as compared to $11,253 in the prior year. Approximately $219,000 of these costs for the year ended December 31, 1996 was from the sale of products by UST following its acquisition by the Company and resulted in a gross margin of approximately 40%, an unusually high margin due to a one-time transaction related to the sale of an IBM mid-range computer recognized during 1996. Approximately $5,000 of these costs for the year ended December 31, 1996 and all of the costs for the prior year are the costs associated with the consumer off-the-shelf marketing initiative discussed above.

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

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

       The Report of Independent Accountants on the 1997 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,900,356 for the year ended December 31, 1997, and as of December 31, 1997 had an accumulated deficit of $13,566,315. In addition, the Company is in litigation with the holder of its subordinated convertible debenture related to the redemption of the debenture and the issuance of 1,052,624 shares of the Company's common stock in January 1998 (See "Legal Proceedings" and Note 15 to the Consolidated Financial Statements.) As discussed in Note 1 to the Notes to the Consolidated Financial Statements and under STRATEGY TO ACHIEVE PROFITABLE OPERATIONS below, the Company plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company.

       For the year ended December 31, 1997, the Company used cash of approximately $2.2 million in operations. In addition to the net loss of approximately $2.9 million, the Company experienced an increase in accounts receivable and a corresponding increase in accounts payable and accrued expenses. Net cash of approximately $474,000 was provided from proceeds received at maturity of U.S. government securities, offset by net cash of approximately $87,000 used for the purchase of equipment. Net cash of approximately $2.0 million was provided by financing activities representing approximately $2.3 million provided by the issuance of the Company's 6% Subordinated Convertible debenture and the exercise of common stock options and warrants, offset by approximately $334,000 used to make payments on UST's obligations to a bank.

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

       Working capital of approximately $650,000 at December 31, 1997, together with funds to be generated from investment income and future revenues are not expected to provide sufficient liquidity to meet anticipated cash needs on either a short-term or long-term basis. On April 8, 1998, the Company completed the divestiture of its wholly owned subsidiary, UST, as described in "Description of Business - Systems Integration Services" and Note 16 to the Notes to the Consolidated Financial Statements. Consideration received by the Company includes (i) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share; (ii) a $600,000 promissory note due the earlier of the closing of a $2,000,000 private placement or sixty days of the closing of the merger; and (iii) a convertible debenture for $927,000 due the earlier of 18 months from the closing of the merger or at the time of a public offering by UST. In addition, in February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. However, the Company has requested a temporary exemption to the new requirements by its submission of a proposed compliance plan. The Company is awaiting the decision of Nasdaq regarding its request and until a decision is reached by Nasdaq the delisting action has been stayed. Management recognizes that the Company will require additional financing until such time that revenues are of sufficient volume to generate positive cash flows from operations. Although the Company will be seeking financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

STRATEGY TO ACHIEVE PROFITABLE OPERATIONS

       Subsequent to the merger and resulting divestiture of UST in April 1998, the Company's strategy to increase revenue, which solely comprises the multimedia division, includes the implementation of an operating plan built around the division's mission statement - "We optimize human performance using leading edge technology-based training solutions to eliminate the barriers of time and space."

       The plan also includes the implementation of a more focused sales and marketing strategy which targets the division's sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries. Existing clients are also an important component of the Company's marketing strategy. Follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company believes that it has good relationships with its existing customer base and expects that these contacts will enable it to successfully pursue this strategy.

       In addition, the division will endeavor to become a Microsoft Solutions Provider which requires that the Company maintain two certified Microsoft professionals on staff. The Company believes that it can acquire this certification during 1998 and that this affiliation will provide sales leads for its services.

       In the normal course of business, the Company evaluates the acquisition of businesses, products and technologies that complement the Company's business. In addition, the Company may also evaluate other strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the products and services currently provided. The Company has no present commitments or agreements with respect to any such transaction. However, the Company may acquire businesses, products, or technologies in the future.

       There can be no assurance that the strategies addressed above and elsewhere herein will generate sufficient revenues and cash flow for the Company to reach profitability or to ensure the continued existence of the Company.

IMPACT OF INFLATION

       Inflation has not had any significant effect of the Company's operations.

NEW ACCOUNTING STANDARDS

       The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in separate statement. The Company will begin reporting comprehensive income in the first quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company will begin making the disclosure required by SFAS No. 131 in the financial statements for the year ended December 31, 1998.

       In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which will supercede SOP 91-1 effective January 1, 1998. Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

IMPACT OF YEAR 2000 ISSUE

       The Company is in the process of assessing its computer applications to ensure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE STATEMENTS CONTAINED IN THIS DOCUMENT AND OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, THE SUCCESS OF NEWLY IMPLEMENTED SALES AND MARKETING STRATEGIES; THE CONTINUED EXISTENCE OF AGREEMENTS WITH CUSTOMERS; MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES;

THE ABILITY TO OBTAIN A LARGER NUMBER AND SIZE OF CONTRACTS; THE TIMING OF CONTRACT AWARDS; WORK PERFORMANCE AND CUSTOMER RESPONSE; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; TECHNOLOGICAL DEVELOPMENTS BY THE COMPANY'S COMPETITORS OR DIFFICULTIES IN THE COMPANY'S RESEARCH AND DEVELOPMENT EFFORTS; AND OTHER RISKS AS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 begins at page F-1 that appears after this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




                                                                       Page No.

Report of Coopers & Lybrand L.L.P, Independent Accountants, on the
         December 31, 1997 and 1996 Consolidated Financial Statements    F-2

Consolidated Balance Sheets, December 31, 1997 and 1996                  F-3

Consolidated Statements of Operations for the years
         ended December 31, 1997, 1996, and 1995                         F-4

Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1997, 1996, and 1995                         F-5

Consolidated Statements of Cash Flows for the years
         ended December 31, 1997, 1996, and 1995                         F-6

Notes to Consolidated Financial Statements                            F-7 - F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Strategic Solutions Group, Inc.

We have audited the accompanying consolidated balance sheets of Strategic Solutions Group, Inc. and its subsidiaries (the Company) as of December 31, 1997 and 1996 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years ended in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit, and its existing cash resources are insufficient to fund planned operations. In addition, as discussed in Notes 1 and 15 to the consolidated financial statements, the Company is involved in litigation with the holder of its convertible debenture. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     COOPERS & LYBRAND L.L.P


McLean, Virginia
March 27, 1998, except for Note 16 for which the date is April 8, 1998

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,       DECEMBER 31,
                                                                                                 1997               1996
                                                                                            ---------------    ---------------
                                     ASSETS
    Current assets
           Cash and cash equivalents                                                        $    1,149,372     $      939,281
           Investment in U.S. government securities                                                    --             474,144
           Accounts receivable, net of allowance for doubtful accounts
              of $75,000 and $40,201, respectively                                                 666,841            411,220
           Prepaid expenses and other current assets                                               137,618            189,471
                                                                                            ---------------    ---------------
              Total current assets                                                               1,953,831          2,014,116
                                                                                            ---------------    ---------------

    Property and equipment, at cost
           Computers, furniture and equipment                                                    1,058,313            990,105
           Less accumulated depreciation                                                           701,390            490,193
                                                                                            ---------------    ---------------
              Net property and equipment                                                           356,923            499,912
                                                                                            ---------------    ---------------

    Other assets                                                                                 1,446,066             55,681
                                                                                            ---------------    ---------------

                                                                                            $    3,756,820     $    2,569,709
                                                                                            ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
           Accounts payable and accrued liabilities                                         $    1,027,935     $      796,729
           Deferred revenue                                                                         66,558             66,088
           Note payable to bank                                                                     40,334             34,989
           Line of credit                                                                              --             320,833
           Other current liabilities                                                               168,700            111,074
                                                                                            ---------------    ---------------
              Total current liabilities                                                          1,303,527          1,329,713

    Note payable to bank                                                                               --              18,253
    Convertible subordinated debenture                                                           1,487,864                --
    Other long-term liabilities                                                                        --             149,125
                                                                                            ---------------    ---------------

              Total liabilities                                                                  2,791,391          1,497,091
                                                                                            ---------------    ---------------

    Commitments and contingencies

    Stockholders' equity
           Common stock, $.0001 par value.  Authorized 5,000,000
              shares; issued and outstanding 1,768,839 and 1,518,880
              shares as of December 31, 1997 and 1996                                                  177                152
           Additional paid-in capital                                                           14,647,910         11,893,549
           Accumulated deficit                                                                 (13,566,315)       (10,665,959)
           Deferred compensation                                                                  (116,343)          (155,124)
                                                                                            ---------------    ---------------
              Total stockholders' equity                                                           965,429          1,072,618
                                                                                            ---------------    ---------------

                                                                                            $    3,756,820     $    2,569,709
                                                                                            ===============    ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                         1997               1996              1995
                                                                     --------------    --------------    ---------------
       Revenue

            Service fees                                             $   2,658,409     $   1,155,763     $      633,092
            Product sales                                                2,095,218           372,256             21,739
            Royalties                                                       38,196            60,075             53,821
                                                                     --------------    --------------    ---------------
                       Total revenue                                     4,791,823         1,588,094            708,652
                                                                     --------------    --------------    ---------------

       Expenses

            Cost of service fees                                         1,678,704         1,385,131            720,316
            Cost of product sales                                        1,848,385           223,498             11,253
            Research and development                                       323,002           251,778            257,979
            Selling, general and administrative                          3,492,154         2,691,483          1,707,521
            Write-off of purchased research and development                     --           289,330                 --
            Write-off of goodwill related to purchase of
                U.S. Technologies, Inc.                                         --           577,796                 --
                                                                     --------------    --------------    ---------------
                       Total operating expenses                          7,342,245         5,419,016          2,697,069
                                                                     --------------    --------------    ---------------
       Loss from operations                                             (2,550,422)       (3,830,922)        (1,988,417)

       Other (expense) income, net                                        (349,934)            7,301             39,002
                                                                     ==============    ==============    ===============
       Net loss                                                      $  (2,900,356)    $  (3,823,621)    $   (1,949,415)
                                                                     ==============    ==============    ===============

       Net loss per common share - basic and diluted                 $       (1.70)    $       (2.58)    $        (3.52)
                                                                     ==============    ==============    ===============

       Weighted average number of common shares outstanding              1,705,228         1,483,831            553,687
                                                                     ==============    ==============    ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK         ADDITIONAL
                                                  ---------------------     PAID-IN       ACCUMULATED      DEFERRED
                                                    SHARES      AMOUNT      CAPITAL         DEFICIT      COMPENSATION     TOTAL
                                                  ----------   --------  -------------  --------------   ------------ -------------
Balance, December 31, 1994                           520,739        52      7,551,490      (4,892,923)          --       2,658,619

   Exercise of incentive stock options                   285        --          2,250              --           --           2,250
   Net proceeds from public offering of
     shares of common stock, $5.25 per share,
     net of offering costs of $1,103,104             920,000        92      3,726,884              --           --       3,726,976
   Net loss                                               --        --             --      (1,949,415)          --      (1,949,415)
                                                  ----------   --------  -------------  --------------  -----------   -------------
Balance, December 31, 1995                         1,441,024       144     11,280,624      (6,842,338)          --       4,438,430

   Exercise of  stock options                         32,856         3        238,424              --           --         238,427
   Stock issued for services                          25,000         3        193,904              --     (193,907)             --
   Stock issued in connection with
     Forsight acquisition                             20,000         2        159,373              --           --         159,375
   Adjustment to 1995 offering costs                      --        --         21,224              --           --          21,224
   Amortization of deferred compensation                  --        --             --              --       38,783          38,783
   Net loss                                               --        --             --      (3,823,621)          --      (3,823,621)
                                                  ----------   --------  -------------  --------------  -----------   -------------

Balance, December 31, 1996                         1,518,880       152     11,893,549     (10,665,959)    (155,124)      1,072,618

   Exercise of  stock options and warrants           111,071        11        792,606              --           --         792,617
   Grant of stock options in connection with
     financial consulting agreement                       --        --      1,150,000              --           --       1,150,000
   Exercise of  stock options in connection with
     financial consulting agreement                  100,000        10        188,979              --           --         188,989
   Stock issued for services                          38,888         4        171,246              --           --         171,250
   Warrants issued in connection with
     convertible subordinated debenture                   --        --        112,136              --           --         112,136
   Value of beneficial conversion feature on
     convertible subordinated debenture                   --        --        339,394              --           --         339,394
   Amortization of deferred compensation                  --        --             --              --       38,781          38,781
   Net loss                                               --        --             --      (2,900,356)          --      (2,900,356)
                                                  ==========   ========  =============  ==============  ===========   =============
Balance, December 31, 1997                         1,768,839   $   177   $ 14,647,910   $ (13,566,315)  $ (116,343)   $    965,429
                                                  ==========   ========  =============  ==============  ===========   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          1997             1996            1995
                                                                                       ------------    -------------   -------------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                       $(2,900,356)    $ (3,823,621)   $ (1,949,415)
        Adjustments to reconcile net loss to net cash used in
               operating activities, net of effects from purchases
               of Forsight, Inc. and U.S. Technologies, Inc.
            Depreciation and amortization                                                  284,917          308,524         146,867
            Loss on disposal of assets                                                       4,666           22,634          21,022
            Provision for bad debt expense                                                 119,096           28,981           6,000
            Interest expense associated with beneficial conversion
               feature on convertible subordinated debentures                              339,394               --              --
            Noncash expense for services                                                   171,250               --              --
            Write-off of purchased research and development                                     --          289,330              --
            Write-off of goodwill                                                               --          577,796              --
            Increase (decrease) in cash from changes in assets and liabilities
               Accounts and interest receivable                                           (374,717)         (31,119)       (109,073)
               Prepaid expenses and other current assets                                    51,853          (27,009)         68,586
               Other assets                                                                  2,415           25,276         (48,102)
               Accounts payable and accrued liabilities                                    231,206           (1,146)         17,322
               Other liabilities                                                           (91,029)        (130,659)         62,100
                                                                                       ------------    -------------   -------------
        Net cash used in operating activities                                           (2,161,305)      (2,761,013)     (1,784,693)
                                                                                       ------------    -------------   -------------
     CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of U.S. government securities                                                  --         (474,144)             --
        Proceeds from maturity of U.S. government securities                               474,144               --       1,698,319
        Capital expenditures                                                               (86,570)        (134,033)        (46,462)
        Proceeds from sales of property and equipment                                           --           11,200          14,038
        Payment for purchase of Forsight, Inc., net of cash acquired                            --          (46,424)             --
        Cash acquired from purchase of U.S. Technologies, Inc.                                  --            9,549              --
                                                                                       ------------    -------------   -------------
        Net cash provided by (used in) investing activities                                387,574         (633,852)      1,665,895
                                                                                       ------------    -------------   -------------
     CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from issuance of convertible subordinated debenture                 1,335,957               --              --
        Net proceeds from exercise of options and warrants                                 981,606          199,997           2,250
        Net proceeds from sale of common stock                                                  --               --       3,788,321
        Payments on line of credit                                                        (290,833)         (26,886)             --
        Payments on notes payable to bank                                                  (42,908)         (16,499)             --
                                                                                       ------------    -------------   -------------
        Net cash provided by financing activities                                        1,983,822          156,612       3,790,571
                                                                                       ------------    -------------   -------------
     Net increase (decrease) in cash and cash equivalents                                  210,091       (3,238,253)      3,671,773

     Cash and cash equivalents, beginning of year                                          939,281        4,177,534         505,761
                                                                                       ------------    -------------   -------------
     Cash and cash equivalents, end of year                                            $ 1,149,372     $    939,281    $  4,177,534
                                                                                       ============    =============   =============
     SUPPLEMENTAL DISCLOSURES OF CASH PAID:
        Interest                                                                       $    33,901     $     22,701    $         --
        Income taxes                                                                            --               --              --

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        Stock issued as payment for unearned professional fees                         $ 1,150,000     $    193,907    $         --
        Stock issued as payment for services                                               171,250               --              --
        Stock options exercised in lieu of payment for professional fees                        --           38,430              --
        Stock issued in connection with acquisition of Forsight                                 --          159,375              --
        Adjustment to 1995 offering costs                                                       --           21,224              --
        Discount on convertible subordinated debenture                                     112,136               --              --


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



1.     THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS. Strategic Solutions Group, Inc. (formerly, Pacific Animated Imaging Corporation) and its subsidiaries (the "Company") are full-service providers of technology based software solutions and computer systems integration (including the sale of hardware and software products) and support services. The Company's Multimedia division specializes in the development of custom interactive multimedia software for use in the areas of process enhancement, technical documentation, training, and performance support for a variety of commercial and industrial end-users. The Company's wholly owned subsidiary, U.S. Technologies, Inc. ("UST"), specializes in computer systems integration and support services and in the development of software applications related to work group and work flow computing solutions.

       GOING CONCERN. The Company's financial statements for the year ended December 31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,900,356 for the year ended December 31, 1997, and as of December 31, 1997 had an accumulated deficit of $13,566,315. The Company is in litigation with the holder of its subordinated convertible debenture related to the redemption of the debenture and the issuance of 1,052,624 shares of the Company's common stock in January 1998 (see Note 15.) In addition, in February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. However, the Company has requested a temporary exemption to the new requirements by its submission of a proposed compliance plan. The Company is awaiting the decision of Nasdaq regarding its request and until a decision is reached by Nasdaq the delisting action has been stayed. Management recognizes that in order to develop and market its services effectively, the Company will require additional financing until such time that service fees are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of its equity securities or placements of debt, there can be no assurances that such financing will be available or, if available, will be under terms and conditions suitable to the Company. Management's plans to address the losses and liquidity matters include (i) disposing of the Company's wholly owned subsidiary, UST, for securities and short and long-term notes receivable (see Note 16); (ii) growing the multimedia operations by implementing a more focused marketing and sales program; and (iii) pursuing an acquisition program of related businesses. However, no assurances can be given that these measures, even if successful, will ensure the continued existence of the Company. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Strategic Solutions Group, Inc. and its wholly owned subsidiaries.

       REVENUE RECOGNITION. Revenues from hardware and software product sales are recognized on delivery. Revenues from software development, consulting and training services are recognized as services are performed. Revenues from certain custom multimedia software products are recognized using the percentage of completion method due to the significant customization involved in their development. Cost estimates are reviewed periodically as work progresses, and adjustments to revenue are reflected in the period in which revisions to such estimates are deemed necessary. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services and is adjusted on a quarterly basis to reflect the status of projects.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


       USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       INVESTMENTS IN U.S. GOVERNMENT SECURITIES. The Company anticipates that any investments in U.S. Government securities, composed of U.S. Treasury Bills and Notes, would be available for sale in response to the Company's liquidity needs, if necessary. Accordingly, these securities are principally considered as available-for-sale as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1996, amortized cost approximated market, therefore, no adjustment was made to stockholders' equity. Interest income is accrued as earned.

       PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The Company has estimated the useful lives of computer hardware and software to be three years and furniture and fixtures to be seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the improvements or the remaining lease term. When assets are retired or disposed, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

       PER SHARE DATA. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares include stock options, warrants, or other convertible securities that could be exercised or converted into common stock and are not included in the computation of dilutive earnings per share if they are anti-dilutive. The Company did not have any dilutive potential common shares for any of the years presented. Net loss available to common stockholders was not adjusted for any of the years presented. Earnings per share for all periods presented conforms to SFAS No. 128.

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

       CONCENTRATION OF CREDIT RISK. The Company had approximately $950,000 and $750,000 on deposit in money market funds with strong credit ratings and checking accounts at various commercial banking institutions in excess of insured amounts at December 31, 1997 and 1996, respectively. The Company has not experienced losses on these investments.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


       The Company provides hardware and software products, develops software, and performs services for its customers located throughout the United States. The customer base of one of the Company's subsidiaries, which accounted for approximately 81% and 60% of the Company's 1997 and 1996 revenues, respectively, is located primarily throughout Florida. The Company provides credit in the normal course of business and, to date, has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. In addition, for certain orders for custom multimedia software development projects, the Company requires advances or deposits of at least one-third of the price of the custom software with additional amounts due at certain milestones during the custom software development process. Due to these factors, management believes no additional credit risk beyond amounts provided for in the doubtful account allowance is inherent in the Company's accounts receivable.

       For the year ended December 31, 1997, no one customer accounted for 10% of the Company's revenue. For the year ended December 31, 1996, one customer, a systems integrator, accounted for 10% of the Company's revenue. For the year ended December 31, 1995, three customers, an automobile parts distribution company, a government contractor, and a truck manufacturer, accounted for 17%, 17%, and 13%, respectively, of the Company's revenue. At December 31, 1997, one customer, an insurance company, accounted for approximately 12% of accounts receivable. At December 31, 1996, two customers, a government contractor and a department store, accounted for approximately 14% and 18%, respectively, of accounts receivable.

       RECOVERABILITY OF LONG-LIVED ASSETS. The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. On December 31, 1996, the Company recognized an impairment loss of approximately $578,000 related to the write-off of goodwill that resulted from the purchase of UST (see Note 2). Factors leading to the impairment were a combination of historical losses, anticipated future losses, and inadequate cash flows.

       STOCK SPLIT. On January 30, 1997, the Board of Directors of the Company voted and approved a three-for-two split of the Company's common stock. The split was voted and approved by the shareholders at the annual meeting of shareholders held on May 22, 1997. However, the Board of Directors exercised its discretionary authority and voted affirmatively with respect to a shareholder proposal to postpone the effective date of the three-for-two split until such time deemed appropriate by the Board of Directors. Neither the par value of the stock nor the number of authorized shares will be affected by the split. Had the additional shares resulting from the proposed stock split been outstanding during the years ended December 31, 1997 and 1996, net loss per share would have been as follows: 1997, $1.13 and 1996, $1.72. Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the proposed common stock split.

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in separate statement. The Company will begin reporting comprehensive income in the first quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company will begin making the disclosure required by SFAS No. 131 in the financial statements for the year ended December 31, 1998.

       In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which will supercede SOP 91-1 effective January 1, 1998. Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


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

       In addition, under the terms of the merger, the former 100% owner of UST has the ability to earn up to 31,068 shares of common stock in the Company (the market value of which was $400,000 as of the date of the merger), provided certain financial milestones are met by UST. The value of the shares of common stock will be accounted for as compensation at the time of issuance. As of December 31, 1997, no shares of the Company's common stock had been earned by the former 100% owner of UST. Also in connection with the acquisition, the Company made a commitment to provide working capital to UST. Through December 31, 1997, working capital provided to UST totaled approximately $2.3 million.

       If the acquisition of UST had occurred on January 1, 1995, management estimates that on an unaudited pro forma consolidated basis, revenues, total operating expenses, net loss, and net loss per common share would have been as follows:
                                                         1996          1995
                                                         ----          ----
       Revenues                                       $2,918,235    $5,361,617
       Total operating expenses                       $6,945,473    $7,741,381
       Net loss                                      ($4,036,851)  ($2,379,764)
       Net loss per common share - basic and diluted    ($2.72)       ($4.39)

       These estimates were based on assumptions that management deems appropriate, but the results are not necessarily indicative of those that might have occurred had the acquisition taken place on January 1, 1995.


3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities as of December 31, 1997 and 1996 consist of the following:

                                                         DECEMBER 31,
                                                     1997            1996
                                                     ----            ----
       Accounts payable                           $  673,417      $ 398,273
       Payroll and related expense                   192,552        171,262
       Other                                         161,966        227,194
                                                  ----------     ----------
                                                  $1,027,935      $ 796,729
                                                 ============      =========


4.        LINE OF CREDIT

       As of December 31, 1996, UST had $320,833 of short-term debt outstanding under a line of credit with a bank. This line of credit was collateralized by accounts receivable as well as the personal guarantee of the former sole stockholder of UST. In July 1996, in connection with the acquisition of UST, this line of credit was renegotiated and required twelve monthly principal payments, which were guaranteed by the Company, of $5,833 plus interest through July 1997. Interest was at the bank's prime rate plus 2%. The remaining unpaid principal balance was due on August 18, 1997. In August 1997, UST paid $250,000 toward the unpaid balance of approximately $280,000. Effective October 23, 1997, the remaining balance on the line of credit of approximately $30,000 was consolidated with the then outstanding balance of the note payable. As of December 31, 1997, this is reflected in Note Payable to Bank (see Note 5).

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



5.        NOTE PAYABLE TO BANK

       As of December 31, 1997 and 1996, UST had notes payable to a bank, as follows:

                                                   DECEMBER 31,   DECEMBER 31,
                                                      1997           1996
                                                      ----           ----
Note payable to bank in monthly payments of
  $10,000, including interest at 10.5% through
  April 1998; collateralized by equipment,
  inventory, and accounts receivable (see Note 4)   $ 40,334              --
Note payable to bank in monthly payments of
  $3,222, including interest at 9.75% through
  June 1998; collateralized by equipment,
  inventory, and accounts receivable                      --        $ 53,242

Less current portion                                 (40,334)        (34,989)
                                                    --------        --------

Note payable to bank, less current portion          $     --        $ 18,253
                                                    ========        ========


6.      LONG-TERM DEBT

       On October 31, 1997, the Company issued a $1,600,000 6% Convertible Subordinated Debenture (the "Debenture"). The Debenture accrues interest from the date of issuance and is due and payable on October 31, 1999; or, at the option of the Company, the principal of, and interest on, the Debenture are payable in shares of the Company's common stock. The Debenture is subordinated to all indebtedness and obligations of the Company for borrowed money, under financing leases, for all obligations issued or assumed as full or partial payment for property, and any trade obligation entered into in the ordinary course of business. The holder of the Debenture is entitled, at its option, to convert, in $50,000 increments, at any time commencing the earlier of (a) December 30, 1997 or (b) the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Company filed a Form S-3 with the Securities and Exchange Commission which was declared effective January 29, 1998. The conversion price for each share of common stock is equal to the lesser of (a) $4.24 (the "Maximum Price") or (b) 80% of the average market price on the five trading days immediately preceding the conversion date provided that in no event shall the conversion price be less than a defined percentage of the Maximum Price. The Company recognized interest expense of approximately $339,000 in 1997 resulting from the beneficial conversion feature. Debt issuance costs approximate $264,000 and are being expensed over the term of the debt using the straight-line method. See Note 15 for a discussion regarding litigation involving the Debenture.

       In connection with the issuance of the Debenture, the Company also issued 40,000 Warrants (the "Warrants") exercisable at a price of $4.5375. The Company ascribed a fair value of $112,136 to the Warrants at the time of issuance. The debt will be written up to its face value of $1,600,000 and the corresponding discount will be expensed using the straight-line method, which approximates the interest method, over the term of the debt.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


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


8.     STOCK OPTION PLANS

       INCENTIVE STOCK OPTION PLANS

       In 1992, the shareholders approved the Company's Incentive Stock Option Plan ("ISO Plan No. 1") for its employees to purchase up to a total of 39,222 registered shares of the Company's common stock. In 1994, the shareholders approved the Company's Incentive Stock Option Plan No. 2 ("ISO Plan No. 2") for its employees to purchase up to a total of 28,571 registered shares of the Company's common stock. In 1997, the shareholders approved the Company's Incentive Stock Option Plan No. 3 ("ISO Plan No. 3") for its employees to purchase up to a total of 80,000 shares of the Company's common stock. For the Incentive Stock Option Plans, the option price per share may not be less than the fair market value of the stock on the date of the grant, the terms of the options are ten years from the date of grant, and options vest over a five-year period beginning on the date of grant. If immediately before a grant an employee owns more than 10% of the total combined voting stock of the Company, the exercise price shall be at least 110% of the fair market value of the stock on the date of the grant and the options expire five years from the date of grant.

       A summary of option activity since December 31, 1994 under ISO Plans No. 1, No. 2, and No. 3 is as follows:

                                                    NUMBER    WEIGHTED AVERAGE
                                                  OF OPTIONS    OPTION PRICES
                                                  ----------  ----------------
Options outstanding at December 31, 1994            22,282          $ 8.10
     Granted                                        41,138          $11.37
     Exercised                                        (285)         $ 7.87
     Expired                                        (7,999)         $ 8.34
                                                    -------
Options outstanding at December 31, 1995            55,136          $10.57
     Granted                                        37,711          $10.50
     Exercised                                         --             --
     Expired                                       (45,708)         $10.75
                                                   --------
Options outstanding at December 31, 1996            47,139          $10.00
     Granted                                        57,426          $ 6.34
     Exercised                                         --             --
     Expired                                       (57,139)         $10.95
                                                   --------
Options outstanding at December 31, 1997            47,426          $ 4.44
                                                    ======

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


       NONQUALIFIED STOCK OPTION PLANS

       In 1992, the shareholders approved the Company's Nonqualified Stock Option Plan ("Nonqualified Plan") for its directors to purchase up to a total of 8,571 registered shares of the Company's common stock. Effective in 1994, the Company adopted Nonqualified Stock Option Plan No. 2, under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 71,428 registered shares of its common stock. Effective in 1995, the Company adopted Nonqualified Stock Option Plan No. 3, under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 13,571 shares of its common stock. Effective in 1996, the Company adopted Nonqualified Stock Option Plans No. 4, 5, and 6 under which the Company authorized the issuance of options to employees and consultants for the purchase of up to a total of 32,500, 100,000, and 150,000 shares, respectively, of its common stock. Effective in 1997, the Company adopted Nonqualified Stock Option Plan No. 7 under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 100,000 registered shares of its common stock. Options granted under Nonqualified Stock Option Plan No. 7 will be accounted for based upon their fair value at the date of their issuance. The option price per share under these plans may be greater than or less than the fair market value of the stock on the date of the grant. Both the option price and the terms of the options are determined by the Board of Directors or a committee of the Board as of the date of the grant. Generally, the terms of the options are ten years from the date of grant, and options vest 100% on the date of grant.

       A summary of option activity since December 31, 1994 under the Nonqualified Plans is as follows:

                                              NUMBER     WEIGHTED AVERAGE
                                            OF OPTIONS    OPTION PRICES
                                            ----------   ----------------
Options outstanding at December 31, 1994       37,142          $ 7.20
     Granted                                   46,426          $ 8.88
     Exercised                                  --               --
     Expired                                    --               --
                                             --------
Options outstanding at December 31, 1995       83,568          $ 8.14
     Granted                                  182,500          $10.67
     Exercised                                (32,856)         $ 7.26
     Expired                                  (28,500)         $ 5.25
                                             --------
Options outstanding at December 31, 1996      204,712          $11.04
     Granted                                  443,284          $ 4.69
     Exercised                               (131,071)         $ 3.44
     Expired                                 (244,284)         $10.48
                                             --------
Options outstanding at December 31, 1997      272,641          $ 4.80
                                             ========


       The weighted average fair value per share of options granted during 1997 and 1996 was $4.59 and $6.95, respectively. The following table summarizes additional information about the stock options outstanding under the Company's ISO Plans and Nonqualified Plans at December 31, 1997:

                                           Weighted                                      Weighted
                                           Average        Weighted                        Average
                                          Remaining       Average                        Exercise
    Range of Exercise      Number        Contractual      Exercise        Number         Price of
         Prices          Outstanding         Life          Price        Exercisable     Exercisable
    -----------------    -----------     -----------      --------      -----------     -----------
      $4.44 -  $4.44       288,710            9.9           $4.44         266,651          $4.44
      $7.00 - $10.50        31,357            8.7           $7.63          31,357          $7.63
                            ------            ---           -----          ------          -----
                           320,067            9.7           $4.75         298,008          $4.77
                           =======            ===           =====         =======          =====

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


       PERFORMANCE BASED STOCK PLANS

       During 1994, the Company adopted a Performance Stock Plan under which certain officers and key employees of the Company may be granted awards of up to an aggregate of 85,714 Performance Shares upon the attainment of certain performance objectives. Each awarded Performance Share is convertible to one share of the Company's common stock at the earlier of December 31, 1997, death, total disability, termination of the plan, or other event as determined by the Executive Compensation and Stock Option Committee of the Board of Directors. As of December 31, 1997, no Performance Shares had been awarded and the plan was terminated.

       In connection with the acquisition of UST, the Company established a Phantom Stock Plan for UST's key employees. Pursuant to the plan, UST's key employees have the ability to earn up to 46,602 shares of the Company's common stock, the market value of which was $600,000 as of the date of the merger. The ability to earn these shares is subject to UST meeting certain financial milestones. As of December 31, 1997, no shares had been awarded.

       PRO FORMA INFORMATION IN ACCORDANCE WITH SFAS 123

       The Company applies Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its equity participation programs. Accordingly, no compensation cost has been recognized for its incentive and nonqualified stock option plans related to stock options granted to employees. However, the Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") as they pertain to the recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the Company's incentive and nonqualified stock option plans consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would be:

                                                           1997         1996
                                                           ----         ----
  Net loss - as reported                                $2,900,356   $3,823,621
  Net loss - pro forma                                  $3,945,620   $4,861,148

  Net loss per share (basic and diluted) - as reported     $1.70        $2.58
  Net loss per share (basic and diluted) - pro forma       $2.31        $3.28

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for each year:

                                                1997         1996
                                                ----         ----
       Risk-free interest rate                  6.11%        6.28%
       Expected life of options - years          5.0          3.9
       Expected stock price volatility           88%          66%
       Expected dividend yield                    0%           0%

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


9.     INCOME TAXES

       The tax effects of the primary temporary differences and carryforwards which give rise to net deferred tax assets are as follows as of December 31, 1997 and 1996:

                                                       DECEMBER 31,
                                                  1997             1996
                                                  ----             ----
           Net operating loss carryforwards  $ 4,618,000       $ 3,574,000
           Other                                 297,000           273,000
                                             -----------       -----------
                                               4,915,000         3,847,000
           Valuation allowance                (4,915,000)       (3,847,000)
                                             -----------       -----------
                                                   --               --
                                             ===========       ===========

       Realization of deferred tax assets at the balance sheet date are dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 1997 and 1996.

       The change in the deferred tax asset valuation allowance is primarily attributable to the increase in net operating loss carryforwards. As of December 31, 1997, net operating loss carryforwards total approximately $11.9 million which expire at various times through 2012. As a result of certain changes in ownership, the use of these carryforwards to offset future taxable income may be limited.


10.    RELATED PARTY TRANSACTIONS

       Prior to the acquisition, UST's sole stockholder advanced amounts to UST to fund working capital needs. The amounts due are non-interest bearing and are to be repaid upon availability of funds and after all amounts due to the bank are repaid in full by UST. These loans are considered short-term obligations as of December 31, 1997 which are included in other current liabilities and long-term obligations as of December 31, 1996 which are included in other long-term liabilities. The amount due as of December 31, 1997 and 1996 was $120,579.


11.    LEASES

       The Company leases office space and automobiles under separate noncancelable operating leases which expire at various dates through 2000. The agreements generally require that the Company pay applicable utility, property taxes, maintenance, and insurance costs. Certain excess office space is subleased to a third party. The future annual minimum rental payments, net of sublease income, under these leases at December 31, 1997 are as follows: 1998, $159,049; 1999, $75,870; 2000, $23,654; and thereafter, $0. Rental expense for the years ended December 31, 1997, 1996, and 1995, was approximately $211,000, $297,000, and $170,000, respectively.


12.    RETIREMENT AND OTHER BENEFIT PLANS

       Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $9,500. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. Expense for the years ended December 31, 1997 and 1996 totaled approximately $2,050 and $1,250, respectively.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


       During 1994, the Company entered into split dollar agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the agreements, the Company has an interest in the policy equal to the cumulative value of all premiums paid by the Company and will be reimbursed for these premiums upon death, termination of the agreement, or termination of employment. However, since it is possible that the Company at its discretion may waive this requirement, no asset for the premium has been recorded. The Company paid approximately $15,000 and $15,000, respectively, in premiums for the years ended December 31, 1997 and 1996. Effective June 14, 1995, this plan was terminated with respect to one officer in connection with his resignation from the Company.


13.    TITLELINK JOINT VENTURE

       In December 1996, the Company's subsidiary, UST, entered into an agreement with Interliant to form a joint venture, Titlelink, L.L.C. Under the terms of the agreement, the joint venture will be owned equally and managed by both members, UST and Interliant. Interliant has been appointed as the Administrative Member which has the right, power, and authority to act on behalf of the joint venture all things necessary to carry out the business of the joint venture. The joint venture owns and markets Titlelink, an on-line software application designed to streamline the real estate closing process. The Company accounts for UST's investment in the joint venture on the equity basis. The initial investment in the joint venture totaled $26,000 and has been reduced by UST's proportionate share of the joint venture's operating results. UST's proportionate share of the joint venture's operating results are reflected in the Company's consolidated statements of operations, which for the year ended December 31, 1997 total a loss of approximately $215,000. Total revenue, expenses, and net loss for the joint venture for the year ended December 31, 1997 were $44,990, $474,520, and $429,530, respectively.


14.    COMMITMENTS

       In connection with the development of certain software products, UST has entered into royalty agreements with developers that require UST to pay approximately one-third of gross revenue from sales of the products. Amounts are payable once a certain amount advanced to the developer has been recovered. As of December 31, 1997, no amounts have been accrued or paid to developers.

       On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). The terms of the agreement included that First Cambridge receive 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vested immediately in the 100,000 options and exercised their options on March 28, 1997. The consulting agreement permitted the assignment by First Cambridge of its obligation to perform financial consulting services thereunder. First Cambridge has assigned its obligation to another party (the "assignee") and the Company has accepted the assignment. The assignee is required to review materials provided by the Company, perform financial consulting services, and advise the Company and provide at least 50 hours of service per month on a yearly average. The consulting agreement is for the five year period January 1, 1998 - December 31, 2002. Accordingly, the Company will be recognizing an expense of $1,150,000, using the straight-line method over the term of the consulting agreement, or approximately $20,000 per month, beginning January 1, 1998. As of December 31, 1997, the Company had a deferred asset of $1,150,000 arising from this transaction. However, if the services by the assignee are not deemed satisfactory or the assignee is unable to perform the services, the Company may be required to immediately expense the deferred asset.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


15.    LITIGATION

       In January 1998, the company redeemed its Debenture described in Note 6 and issued 1,052,624 shares of the Company's common stock as payment for the $1,710,514 redemption amount. The holder of the Debenture refused to accept the shares as payment and filed suit against the Company alleging that the terms of the Debenture permit the Company to pay the redemption price only in cash and as a result, the redemption by the Company and the issuance of the Company's common stock is invalid. The holder is seeking a determination to that effect and that the Company has forfeited its right to redeem the debenture. The complaint also seeks damages resulting from the Company's failure to honor the plaintiff's attempted post-redemption conversion of $115,000 principal amount of the Debenture. In April 1998, the Company and the holder began negotiation discussions to settle this litigation out of court. If the Company is unable to negotiate a settlement with the holder, a court hearing will be held on April 15, 1998. If the court hearing is held, the Company will vigorously defend this action. However, the Company cannot predict the outcome of the court hearing.


16.    SUBSEQUENT EVENTS

       On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., an existing Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consists of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from USTin the principal amount of $600,000 with 6% interest due the earlier of the closing of a $2,000,000 private placement of UST's equity securities or 60 days after the closing of the merger; and (iii) a 6% subordinated convertible debenture in the principal amount of $927,000 (which will be increased for any additional funding provided by the Company to UST) due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note is secured by all of the assets of UST and the pledge of all of the outstanding stock of UST. The Company has the option to convert the $927,000 debenture upon the occurrence of the first public offering into shares of Common Stock of UST at a conversion price for each share of Common Stock equal to the public offering price of the Common Stock less twenty (20%) percent. As a result of this transaction, the Company's direct ownership in UST was reduced from 100% to approximately 14%.

       The business of UST has not been presented as a discontinued operation as of and for the year ended December 31, 1997 because (i) the principal consideration in the above transaction is dependent on the ability of UST to generate sufficient working capital and (ii) the Company will retain a total ownership interest in UST of approximately 33% (direct and indirect).

       The following represents the condensed unaudited balance sheet of UST as of December 31, 1997:

       Current assets  $435,202       Current liabilities         $   934,737
       Other assets    $256,914       Note payable to bank             40,334
                       --------       Payable to the Company        1,888,858
                                                                  -----------
                                      Total liabilities             2,863,929
                                      Total stockholders' deficit  (2,153,813)
                                                                  -----------
                       $710,116                                   $   710,116
                       ========                                   ===========

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning the directors and executive officers of the Company as of March 27, 1998.

NAME                          AGE       POSITION
----                          ---       --------
John J. Cadigan               67        Chairman of the Board, President, Chief
                                        Executive Officer, Secretary, and
                                        Treasurer of the Company

Suzanne C. Brown              32        Chief Financial and Accounting Officer
                                        of the Company

Ernest A. Wagner              37        President of the Company's Multimedia
                                        Division

A. David Rossin, Ph.D.        66        Director

Nagesh S. Mhatre, Ph.D.       65        Director


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

         ERNEST A. WAGNER has been with the Company since February, 1994. In 1998, Mr. Wagner was promoted to President of the Company's Multimedia Division. From 1985 to February, 1994, Mr. Wagner served in various engineering and management positions with SuperFlow Corporation, a manufacturer of computerized engine and vehicle testing equipment.

         DR. A. DAVID ROSSIN has been a director of the Company since February, 1991. Dr. Rossin is currently the Center Affiliated Scholar at the Center for International Security of Arms Control at Stanford University. He has been employed since August 1987 as President of Rossin and Associates, a California consulting firm which specializes in nuclear energy matters. Dr. Rossin served as Assistant Secretary of the U.S. Energy Department from 1986 to 1987.

         DR. NAGESH S. MHATRE currently serves on the Boards of three small business ventures. Dr. Mhatre served as President and a Director of the Becton-Dickinson Co., a multibillion dollar international company in the medical and hospital equipment field from 1979 to 1984. Dr. Mhatre has held senior management, CEO, and corporate officer positions in the biomedical and biotechnology fields and has worked with numerous startup companies during the period from 1975 to 1979.

BOARD OF DIRECTORS

                  The Company's Certificate of Incorporation and Bylaws, as amended, divide the Company's directors into three classes designated as Class I, Class II and Class III, that serve staggered three-year terms that expire at the annual meeting of the Stockholders in the final year of the term. Each class consists, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors. Directors serve for their term and until their successors are duly elected, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

         There are presently three directors serving on the Board. A. David Rossin has been designated as a Class I director and his term expires in 1999. Nagesh Mhatre has been designated as a Class II director and his term expires in 2000. John J. Cadigan has been designated as a Class III director and his term expires in 1998.

         The Company has two standing committees, the Executive Compensation and Stock Option Committee and the Audit Committee. Dr. Rossin and Dr. Mhatre are the members of both the Executive and Stock Option and the Audit Committees. The Executive Compensation and Stock Option Committee has the power and authority to designate, recommend and/or review compensation of the Company's executive officers and other employees, including salaries, bonuses, fringe benefits and the grant of stock options. The Audit Committee has the power and authority to recommend the engagement of independent accountants, review external and internal auditing procedures and policies, review compensation paid to auditors and make recommendations and/or implement changes with respect to the foregoing.

         Officers are elected by the Board of Directors at the annual meeting of directors following the annual shareholders meeting and serve until their successors are duly elected, subject to earlier removal by the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

         This information will be contained in the definitive proxy statement of the Company for the 1998 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation", "Employment Agreements", and "Executive and Other Employee Benefit Plans" and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will be contained in the definitive proxy statement of the Company for the 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be contained in the definitive proxy statement of the Company for the 1998 Annual Meeting of Stockholders under the caption "Transactions Involving Directors and Officers" and is incorporated herein by reference.


                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)(2)    Financial Statements
       A list of the Financial Statements filed as a part of this Report is set forth in Item 7 and appears at Page F-1 of this Report; which list is incorporated herein by reference.

(a)(3) Exhibits
       1(A)       Stock Purchase Agreement with Forsight, Inc. (6)
       1(B)       Asset Purchase Agreement with Forsight, Inc. (6)
       2          Plan of Merger between U.S. Technologies, Inc. Acquisition
                  Corporation and U.S. Technologies, Inc (7)
       2(A)       Articles of Merger of U.S. Technologies, Inc and U.S.
                  Technologies, Inc. Acquisition Corporation (7)
       2(B)       Agreement and Plan
                  of Merger Among Strategic Solutions Group and U.S.
                  Technologies, Inc. (11)
       2(B)(i)    "State of Florida Articles of Merger"
       2(C)       Promissory Note (11)
       2(D)       Pledge Agreement (11)
       2(E)       General Security Agreement for Promissory Note (11)
       2(F)       Secured Subordinated Debenture (11)
       2(G)       General Security Agreement for Debenture (11)
       2(H)       Registration Rights Agreement (11)
       3          Certificate of Incorporation and Amendment thereto (1)
       3(B)       By-Laws (1)
       3(C)       Form of Amendments to Certificate of Incorporation and Bylaws
                  dated October 20, 1995 (5)
       10         Form of Indemnification Agreement executed in favor of each officer and director of the Company (1)
       10(A)      Form of Indemnification  Agreement  Amendment executed in
                  favor of certain officers and directors of the Company (6)
       10(B)      Form of Indemnification Agreement executed in favor of each officer and director of the Company (6)
       10(C)      Securities Purchase Agreement, for 6% Convertible Subordinated
                  Debentures (10)
       10(D)      Form of Debenture (10)
       10(E)      Registration Rights Agreement (10)
       10(F)      Form of Common Stock Purchase Warrant (10)
       10(H)      Employment Agreement with John J. Cadigan dated September 1,
                  1995 (5)
       10(I)      Amendment to Employment Agreement with John J. Cadigan (11)
       10(U)      Employment Agreement (7/15/96) - Peter S. Steele (9)
       10(V)      Loan Renewal and Modification Agreement (9)
       21         Subsidiaries of Registrant (2)
       23         Consent of Coopers & Lybrand L.L.P. (11)
       99         Incentive Stock Option Plan No. 1 (4)
       99(A)      Nonqualified Stock Option Plan No. 1(4)
       99(B)      Incentive Stock Option Plan No. 2 (5)
       99(D)      Phantom Stock Performance Stock Plan (3)
       99(E)      Nonqualified Stock Option Plan No. 2 (5)
       99(F)      Nonqualified Stock Option Plan No. 3 (5)
       99(H)      Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (3)
       99(I)      Nonqualified Stock Option Plan No. 4 (6)
       99(J)      Nonqualified Stock Option Plan No. 5 (9)
       99(K)      Nonqualified Stock Option Plan No. 6 (9)
       99(L)      Nonqualified Stock Option Plan No. 7 (8)
       99(M)      Incentive Stock Option Plan No. 3 (11)

-------------------
(1) Incorporated by reference to Form S-1 Registration Statement, File No. 33-68826
(2) JMC Company, Inc. and Forsight, Inc., are wholly owned subsidiaries of the Company incorporated under the laws of the State of Maryland. U.S. Technologies, Inc. is a wholly owned subsidiary incorporated under the laws of the State of Florida.
(3)    Incorporated by reference to December 31, 1994 Form 10-K.

(4) Incorporated by reference to Form S-8 Registration Statement, File No. 33-53536.
(5)    Incorporated by reference to Original Form SB-2, File No. 33-97776.
(6)    Incorporated by reference to December 31, 1995 Form 10-K.
(7)    Incorporated by reference to Form 8-K, dated July 19, 1996.
(8) Incorporated by reference to Form S-8 Registration Statement, File No. 333-23777.
(9)    Incorporated by reference to December 31, 1996 Form 10-KSB.
(10)   Incorporated by reference to Form 8-K, dated October 31, 1997
(11)   Filed herewith.


(b)    Reports on Form 8-K
       The following report on Form 8-K was filed during the three months ended
         December 31, 1997: October 31, 1997 - Other Events - Issuance of $1,600,000 6% Convertible Subordinated Debentures.

                                   SIGNATURES


         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC SOLUTIONS GROUP, INC.

BY:   /s/  John J. Cadigan                           Dated:  April 15, 1998
      ______________________
      John J. Cadigan, Chief Executive Officer & President

       /s/  Suzanne C. Brown                         Dated:  April 15, 1998
      ______________________
      Suzanne C. Brown, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                            Title                        Date
---------                            -----                        ----

/s/ John J. Cadigan                  Chairman of the Board,       April 15, 1998
________________________             President, Chief Executive
John J. Cadigan                      Officer, Secretary and
                                     Treasurer



/s/ Dr. A. David Rossin              Director                     April 15, 1998
________________________
Dr. A. David Rossin



/s/ Dr. Nagesh S. Mhatre             Director                     April 15, 1998
________________________
Dr. Nagesh S. Mhatre