Form 10QSB
period 1998-03-31
STRATEGIC SOLUTIONS GROUP INC
filed 1998-05-15
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998
                                       OR

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
                                                                  --------------

                                 Not applicable
      --------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)

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

     1,768,839 Common Shares, $.0001 par value were issued and outstanding at March 31, 1998.

                         STRATEGIC SOLUTIONS GROUP, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets, March 31, 1998 (unaudited)
       and December 31, 1997                                                 3

Consolidated Statements of Operations for the three
       months ended March 31, 1998 and 1997 (unaudited)                      4

Consolidated Statements of Cash Flows for the three
       months ended March 31, 1998 and 1997 (unaudited)                      5

Notes to Consolidated Financial Statements (unaudited)                       6

Introduction to Unaudited Pro Forma Consolidated Financial
       Information                                                           7

Unaudited Proforma Condensed Consolidated Balance Sheets,
       March 31, 1998                                                        8

Unaudited Proforma Condensed Consolidated Statements of
       Operations for the three months ended March 31, 1998                  9

Unaudited Proforma Condensed Consolidated Statements of
       Operations for the three months ended March 31, 1997                 10

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  11

PART II - OTHER INFORMATION

Items 1-6                                                                   14

Signature                                                                   15

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,             DECEMBER 31,
                                                                             1998                   1997
                                                                     -------------------    -------------------
                                                                          (UNAUDITED)
                                     ASSETS
    Current assets
           Cash and cash equivalents                                 $          433,986     $        1,149,372
           Accounts receivable, net of allowance for doubtful
              accounts of $75,000 for both periods                              794,333                666,841
           Prepaid expenses and other current assets                            105,583                137,618
                                                                     -------------------    -------------------
              Total current assets                                            1,333,902              1,953,831
                                                                     -------------------    -------------------
    Property and equipment, at cost
           Computers, furniture and equipment                                 1,066,008              1,058,313
           Less accumulated depreciation                                        750,000                701,390
                                                                     -------------------    -------------------
              Net property and equipment                                        316,008                356,923
                                                                     -------------------    -------------------
    Other assets                                                              1,398,920              1,446,066
                                                                     -------------------    -------------------

                                                                     $        3,048,830     $        3,756,820
                                                                     ===================    ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
           Accounts payable and accrued liabilities                  $        1,069,663     $        1,027,935
           Deferred revenue                                                      72,811                 66,558
           Note payable to bank                                                  10,334                 40,334
           Other current liabilities                                            185,217                168,700
                                                                     -------------------    -------------------
              Total current liabilities                                       1,338,025              1,303,527

    Convertible subordinated debenture                                        1,511,226              1,487,864
                                                                     -------------------    -------------------
              Total liabilities                                               2,849,251              2,791,391
                                                                     -------------------    -------------------
    Commitments and contingencies

    Stockholders' equity
           Common stock, $.0001 par value.  Authorized 5,000,000
              shares; issued and outstanding 1,768,839 shares as of
              March 31, 1998 and December 31, 1997                                  177                    177
           Additional paid-in capital                                        14,647,910             14,647,910
           Accumulated deficit                                              (14,341,860)           (13,566,315)
           Deferred compensation                                               (106,648)              (116,343)
                                                                     -------------------    -------------------
              Total stockholders' equity                                        199,579                965,429
                                                                     -------------------    -------------------

                                                                     $        3,048,830     $        3,756,820
                                                                     ===================    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                ---------------------------------------
                                                                       1998                 1997
                                                                -----------------    ------------------
      Revenue
           Service fees                                         $        646,913     $         673,379
           Product sales                                                  73,328             1,055,003
           Royalties                                                      15,064                 9,347
                                                                -----------------    ------------------
                   Total revenue                                         735,305             1,737,729
                                                                -----------------    ------------------
      Expenses
           Cost of service fees                                          368,803               412,423
           Cost of product sales                                          44,493               942,885
           Research and development                                       44,716                72,444
           Selling, general and administrative                           977,326               814,808
                                                                -----------------    ------------------
                    Total operating expenses                           1,435,338             2,242,560
                                                                -----------------    ------------------
      Loss from operations                                              (700,033)             (504,831)
      Other (expense) income, net                                        (75,512)               15,821
                                                                -----------------    ------------------
      Net loss                                                  $       (775,545)    $        (489,010)
                                                                =================    ==================
      Net loss per common share - basic and diluted             $          (0.44)    $           (0.31)
                                                                =================    ==================
      Weighted average number of common shares outstanding             1,768,839             1,584,465
                                                                =================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                        ------------------------------------------
                                                                                                1998                   1997
                                                                                        -------------------    -------------------
     Cash flows from operating activities
        Net loss                                                                        $         (775,545)    $         (489,010)
        Adjustments to reconcile net loss to net cash
               used in operating activities
            Depreciation and amortization                                                          121,954                 69,333
            Loss on disposal of assets                                                               5,743                     --
            Noncash expense for services                                                            70,000                 10,000
            Increase (decrease) in cash from changes in assets and liabilities
               Accounts receivable                                                                (127,492)            (1,043,958)
               Prepaid expenses and other current assets                                            32,035                (13,798)
               Other assets                                                                        (39,120)                 1,639
               Accounts payable and accrued liabilities                                             41,728                504,488
               Other liabilities                                                                    12,771                 51,215
                                                                                        -------------------    -------------------
        Net cash used in operating activities                                                     (657,926)              (910,091)
                                                                                        -------------------    -------------------
     Cash flows from investing activities
        Capital expenditures                                                                       (19,960)               (17,799)
                                                                                        -------------------    -------------------
        Net cash used in investing activities                                                      (19,960)               (17,799)
                                                                                        -------------------    -------------------
     Cash flows from financing activities
        Net proceeds from exercise of options and warrants                                              --                975,044
        Payment for fee related to convertible subordinated debenture                               (7,500)                    --
        Payments on line of credit                                                                      --                (17,500)
        Payments on note payable to a bank                                                         (30,000)                (8,331)
                                                                                        -------------------    -------------------
        Net cash provided by financing activities                                                  (37,500)               949,213
                                                                                        -------------------    -------------------
     Net (decrease) increase in cash and cash equivalents                                         (715,386)                21,323

     Cash and cash equivalents, beginning of period                                              1,149,372                939,281
                                                                                        ===================    ===================
     Cash and cash equivalents, end of period                                           $          433,986     $          960,604
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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.       GENERAL

         The consolidated financial statements of Strategic Solutions Group, Inc., formerly Pacific Animated Imaging Corporation, (the "Company") as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2. LITIGATION

         In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debetnure, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register under the Securities Act of 1933 the common stock issuable upon conversion of the Debenture within the time required by a registration rights agreement between the Company and the Debenture holder. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

3.       SUBSEQUENT EVENTS

         On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., a Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consists of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from USTin the principal amount of $600,000 with 6% interest due the earlier of the closing of a $2,000,000 private placement of UST's equity securities or 60 days after the closing of the merger; and (iii) a 6% subordinated convertible debenture in the principal amount of $927,000 (which will be increased for additional funding, not expected to exceed $100,000, provided by the Company to UST) due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note is secured by all of the assets of UST and the pledge of all of the outstanding stock of UST. The Company has the option to convert the $927,000 debenture upon the occurrence of the first public offering into shares of Common Stock of UST at a conversion price for each share of Common Stock equal to the public offering price of the Common Stock less twenty (20%) percent. As a result of this transaction, the Company's direct ownership in UST was reduced from 100% to approximately 14%.

     INTRODUCTION TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following Unaudited Pro Forma Condensed Consolidated Financial Statements illustrate the effect of the merger of UST. The Unaudited Pro Forma Condensed Consolidated Balance Sheets as of March 31, 1998 gives effect to the merger as if it occurred on that date. The Unaudited Pro Forma Condensed Consolidated Statements of Operations are prepared for the three months ended March 31, 1998 and 1997 and give effect to the merger as if it occurred on January 1, 1997. The pro forma adjustments included in the following pro forma financial statements reflect the Company's investment in UST as of the date of the respective financial statements and are based on assumptions that management deems appropriate, but the results are not necessarily indicative of those that might have occurred had the merger taken place on January 1, 1997.

                        STRATEGIC SOLUTIONS GROUP, INC.
           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 1998

                                                                           ASSETS AND
                                                     HISTORICAL       LIABILITIES DISPOSED:   DISPOSITION           PRO FORMA
                                                    CONSOLIDATED       U.S. TECHNOLOGIES      ADJUSTMENTS         CONSOLIDATED
                                                    ------------      ---------------------   -----------         ------------
Cash and cash equivalents                       $          433,986        $    (7,188)        $        --        $       426,798
Accounts receivable, net                                   794,333           (319,452)                 --                474,881
Prepaid expenses and other current assets                  105,583            (24,871)                 --                 80,712
Net property and equipment                                 316,008           (189,681)                 --                126,327
Other assets                                             1,398,920            (79,921)          2,027,000 (1)          3,345,999
                                                -------------------                                              ----------------

                                                $        3,048,830                                               $     4,454,717
                                                ===================                                              ================

Accounts payable and accrued expenses           $        1,069,663        $  (680,022)        $        --        $       389,641
Deferred revenue                                            72,811            (71,571)                 --                  1,240
Note payable to bank                                        10,334            (10,334)                 --                      0
Other current liabilities                                  185,218           (120,579)                 --                 64,639
Long-term liabilities                                    1,511,226              --              2,288,393 (2)          3,799,619
Total stockholders' equity                                 199,578              --                     --                199,578
                                                -------------------                                              ----------------

                                                $        3,048,830                                               $     4,454,717
                                                ===================                                              ================


NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED):

 (1) Consideration received by the Company included (i) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share; (ii) a promissory note from UST in the principal amount of $600,000 with 6% interest due the earlier of the closing of a private placement or 60 days from the closing of the Merger; and (iii) a 6% subordinated convertible debenture in the principal amount of $927,000 due the earlier of a public offering of UST's stock or 18 months from the date of the Merger. Valuation of the common stock and collectibility of the promissory note and the convertible debenture are dependent upon UST's ability to obtain financing.

 (2) Represents the deferral of the gain on disposition calculated as the excess of UST's total liabilities over its total assets plus consideration received. Due to the consideration being dependent upon UST's ability to obtain financing, the Company has deferred the gain on disposition.

                        STRATEGIC SOLUTIONS GROUP, INC.
      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1998

                                                        HISTORICAL                                 DISPOSITION        PRO FORMA
                                                       CONSOLIDATED            DISPOSITION         ADJUSTMENTS       CONSOLIDATED
                                                       ------------            -----------         -----------       ------------
Revenues                                              $       735,305        $    (435,032)     $     --           $     300,273
                                                      ----------------       --------------     --------------     --------------
Operating expenses
     Cost of revenues                                         413,296             (283,524)           --                 129,772
     Research and development                                  44,716              (43,798)           --                     918
     Selling, general and administrative                      977,326             (483,831)           --                 493,495
                                                      ----------------        -------------      -------------     --------------
          Total operating expenses                          1,435,338             (811,153)           --                 624,185
                                                      ----------------        -------------      -------------     --------------
Loss from operations                                         (700,033)             376,121            --                (323,912)
Other income (expense)                                        (75,512)                 930             17,800 (1)        (56,782)
                                                      ================       ==============     ==============     ==============
Net loss                                              $      (775,545)       $     377,051      $      17,800      $    (380,694)
                                                      ================       ==============     ==============     ==============

Net loss per common share - basic and diluted                  ($0.44)                                                    ($0.22)
                                                      ================                                             ==============
Weighted average number of common shares outstanding        1,768,839                                                  1,768,839
                                                      ================                                             ==============


NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATION (UNAUDITED):

(1) Represents interest income from the promissory note and the convertible debenture.

                        STRATEGIC SOLUTIONS GROUP, INC.
      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1997

                                                        HISTORICAL                                 DISPOSITION        PRO FORMA
                                                       CONSOLIDATED            DISPOSITION         ADJUSTMENTS       CONSOLIDATED
                                                       ------------            -----------         -----------       ------------
Revenues                                              $     1,737,729        $  (1,462,493)     $     --           $     275,236
                                                      ----------------       --------------     --------------     --------------
Operating expenses
     Cost of revenues                                       1,355,308           (1,144,572)           --                 210,736
     Research and development                                  72,444              (67,813)           --                   4,631
     Selling, general and administrative                      814,808             (506,167)           --                 308,641
                                                      ----------------       --------------     --------------     --------------
          Total operating expenses                          2,242,560           (1,718,552)           --                 524,008
                                                      ----------------       --------------     --------------     --------------
Loss from operations                                         (504,831)             256,059            --                (248,772)
Other income (expense)                                         15,821                1,800              9,500 (1)         27,121
                                                      ================       ==============     ==============     ==============
Net loss                                              $      (489,010)       $     257,859      $       9,500      $    (221,651)
                                                      ================       ==============     ==============     ==============

Net loss per common share - basic and diluted                  ($0.31)                                                    ($0.14)
                                                      ================                                             ==============
Weighted average number of common shares outstanding        1,584,465                                                  1,584,465
                                                      ================                                             ==============


NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATION (UNAUDITED):

(1) Represents interest income from the promissory note and the convertible debenture.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

       The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are for systems integration services provided by UST, the Company's subsidiary acquired in July 1996, and for the development of custom multimedia software. Product sales are for software and hardware products sold by UST as part of their systems integration services. In April 1998, UST was merged into a separate operating entity and accordingly, its revenues and results of operations will not be included in the Company's results of operations after that date. See Note 3 to the Notes to Consolidated Financial Statements. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

       Total revenues for the three month period ended March 31, 1998 were $735,305 as compared to $1,737,729 for the same period of 1997, a decrease of approximately $1,002,000. This decrease was primarily attributable to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997. The net loss and net loss per share were $775,545 and $0.44 per share, respectively, for the three month period ended March 31, 1998, as compared to a net loss and net loss per share of $489,010 and $0.31 per share, respectively, for the same period of the prior year.

       During the three month period ended March 31, 1998, revenue from services fees for systems integration and software development services provided by UST was $361,704, as compared to $407,490 in the prior year, a decrease of approximately $46,000, or 11%.

       During the three month period ended March 31, 1998, revenue from custom multimedia software development services was $285,209 as compared to $265,889 for the same period of the prior year, an increase of approximately $19,000 or 7%. This increase is due to an increase in the size of existing contracts as compared to the prior year. The Company's strategy to increase revenues includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

       During the three month period ended March 31, 1998, revenue from sales of products was $73,328, as compared to $1,055,003 in the same period of the prior year, a decrease of approximately $982,000. This revenue represents sales of software and hardware products by UST as part of their systems integration services. During 1997, revenue from product sales included sales of IBM AS/400 and RS/6000 midrange computers under UST's Industry Remarketer Agreement with IBM. Effective June 30, 1997, UST chose to no longer sell the IBM AS/400 and RS/6000 midrange computers due to gross margins being lower than anticipated.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $15,064 during the three month period ended March 31, 1998, as compared to $9,347 for the same period of the prior year, an increase of approximately $6,000. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the three month period ended March 31, 1998, total operating expenses were $1,435,338 as compared to $2,242,560 in the same period of the prior year, a decrease of approximately $807,000. This decrease was primarily attributable to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997.

       For the three month period ended March 31, 1998, the cost of service fees for systems integration services provided by UST was $239,031, as compared to $201,688, for the same period of the prior year, resulting in gross margins of approximately 34% and 51%, respectively. The decreased gross margin for 1998 is due to the decrease in revenue from the prior year and an increase in costs associated with the provision of services.

       For the three month period ended March 31, 1998, the cost of service fees for custom multimedia software was $129,772, as compared to $210,735, for the same period of the prior year, resulting in gross margins of approximately 54% and 21%, respectively. The improvement in gross margin is primarily due to the consolidation of the multimedia related operations into one location, as well as an increase in revenue. Management expects gross margins to be consistent in future periods when revenues are consistent.

       Cost of product sales was $44,493 for the three month period ended March 31, 1998, as compared to $942,885 in the prior year. Cost of product sales are from the sale of products by UST and resulted in gross margins of approximately 39% and 11%, respectively. The lower gross margin for the 1997 period is due to UST's attempt to enter the IBM AS/400 and RS/6000 midrange computer market by making sales at low gross margins. As discussed above, UST discontinued the sale of these computers effective June 30, 1997.

       During the three month period ended March 31, 1998, research and development expenses were $44,716 as compared to $72,444 for the same period of the prior year. Research and development expenses include improvements on existing tools and development of software tools and applications to be sold.

       During the three month period ended March 31, 1998, selling, general and administrative expenses were $977,326 as compared to $814,808 in the same period of the prior year, an increase of approximately $163,000, or 20%. The increase is due to increased professional fees related to the debenture litigation, the merger of UST, and the amortization of the deferred asset in connection with the Company's five year financial consulting agreement.

       During the three month period ended March 31, 1998, total other income (expense) increased by approximately $91,000 from the same period of the prior year primarily due to interest expense and amortization of deferred costs in connection with the Company's convertible subordinated debenture.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

       The Report of Independent Accountants on the 1997 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,900,356 for the year ended December 31, 1997, and as of December 31, 1997 had an accumulated deficit of $13,566,315. For the three month period ended March 31, 1998, the Company incurred a net loss of $775,545. In addition, in April 1998, the Company's litigation with the holder of its convertible subordinated debenture was finalized which resulted in the debenture being reinstated. See Note 2 to the Notes to Consolidated Financial Statements. See STRATEGY TO ACHIEVE PROFITABLE OPERATIONS below for a discussion regarding the Company's plans to address the losses and liquidity matters.

       For the three month period ended March 31, 1998, the Company used cash of approximately $658,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and other assets. Net cash of approximately $20,000 was used for investing activities for the purchase of equipment. Net cash of approximately $37,500 was used to make payments on UST's obligations to a bank and pay a fee in connection with the Company's convertible subordinated debenture.

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

       Current funds are not expected to provide sufficient liquidity to meet anticipated cash needs on either a short-term or long-term basis. On April 8, 1998, the Company completed the divestiture of its wholly owned subsidiary, UST, as described in Note 3 to the Notes to Consolidated Financial Statements. Consideration received by the Company includes (i) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share; (ii) a $600,000 promissory note due the earlier of the closing of a $2,000,000 private placement or sixty days of the closing of the merger; and (iii) a convertible debenture for $927,000 due the earlier of 18 months from the closing of the merger or at the time of a public offering by UST. Management recognizes that the Company will require additional financing until such time that revenues are of sufficient volume to generate positive cash flows from operations. Although the Company will be seeking financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

       In February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. However, the Company has requested a temporary exemption to the new requirements by its submission of a proposed compliance plan. The Company is awaiting the decision of Nasdaq regarding its request and until a decision is reached by Nasdaq the delisting action has been stayed. In addition, in April 1998, the Company was notified by the Boston Stock Exchange that the failure to report shareholder's equity of at least $500,000 may result in the delisting of the Company's stock.

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

       The plan also includes the implementation of a more focused sales and marketing strategy which targets the division's sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries. Existing clients are also an important component of the Company's marketing strategy. The Company believes that follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company believes that it has good relationships with its existing customer base and expects that these contacts will enable it to successfully pursue this strategy.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings:

         In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debetnure, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register under the Securities Act of 1933 the common stock issuable upon conversion of the Debenture within the time required by a registration rights agreement between the Company and the Debenture holder. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

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

Item 3.       Defaults Upon Senior Securities:     None

Item 4.       Submission of Matters to a Vote of Security Holders:     None

Item 5.       Other Information:     None

Item 6.       Exhibits and Reports on Form 8-K:

              (a) Exhibits:     None

              (b) No reports on Form 8-K were required to be filed for the three months ended March 31, 1998.

                  The following report on Form 8-K was filed subsequent to March 31, 1998:

                  April 8, 1998 - Disposition of U.S. Technologies


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STRATEGIC SOLUTIONS GROUP, INC.
                                                 _______________________________
                                                   (Registrant)

Dated:    May 15, 1998

                                          BY:  /s/ Suzanne C. Brown
                                               _________________________________
                                          Suzanne C. Brown
                                          Chief Financial and Accounting Officer