Form 10QSB
period 1998-06-30
STRATEGIC SOLUTIONS GROUP INC
filed 1998-08-14
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                       11-2964894
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

326 First Street, Suite 100
Annapolis, Maryland                                                 21403
-------------------------------                                     -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code:                                         (410) 263-7761
                                                             --------------

                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

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

    2,254,200 Common Shares, $.0001 par value were issued and outstanding at
                                 June 30, 1998.

                        STRATEGIC SOLUTIONS GROUP, INC.
                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I - Financial Information

Consolidated Balance Sheets, June 30, 1998 (unaudited)
       and December 31, 1997                                           3

Consolidated Statements of Operations for the three and six
       months ended June 30, 1998 and 1997 (unaudited)                 4

Consolidated Statements of Cash Flows for the six
       months ended June 30, 1998 and 1997 (unaudited)                 5

Notes to Consolidated Financial Statements (unaudited)                 6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             7


Part Ii - Other Information

Items 1-6                                                             11

Signature                                                             12

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              June 30, 1998     December 31,
                                                                   1998             1997
                                                             ---------------   --------------
                                                               (Unaudited)

                                     ASSETS
                                     ------
Current assets
    Cash and cash equivalents                                  $    232,086    $  1,149,372
    Accounts receivable, net of allowance for doubtful
      accounts of $45,000 and $75,000, respectively                 438,066         666,841
    Prepaid expenses and other current assets                        47,747         137,618
                                                               ------------    ------------
      Total current assets                                          717,899       1,953,831
                                                               ------------    ------------

Property and equipment, at cost
    Computers, furniture and equipment                              408,240       1,058,313
    Less accumulated depreciation                                   288,756         701,390
                                                               ------------    ------------
      Net property and equipment                                    119,484         356,923
                                                               ------------    ------------

Long-term investment - UST                                          500,000            --
Note receivable - UST                                             1,625,808            --
Other assets                                                      1,218,454       1,446,066
                                                               ------------    ------------

                                                               $  4,181,645    $  3,756,820
                                                               ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities
    Accounts payable and accrued liabilities                   $    488,221    $  1,027,935
    Deferred revenue                                                  1,240          66,558
    Note payable to bank                                               --            40,334
    Other current liabilities                                       208,752         168,700
                                                               ------------    ------------
      Total current liabilities                                     698,213       1,303,527

Convertible subordinated debenture                                1,245,243       1,487,864
Deferred gain on sale of subsidiary                               2,356,775            --
                                                               ------------    ------------

      Total liabilities                                           4,300,231       2,791,391
                                                               ------------    ------------

Commitments and contingencies

Stockholders' equity
    Common stock, $.0001 par value. Authorized 10,000,000
      shares; issued and outstanding 2,254,190 and 1,768,839
      shares as of June 30, 1998 and December 31, 1997                  226             177
    Additional paid-in capital                                   14,921,852      14,647,910
    Accumulated deficit                                         (14,943,711)    (13,566,315)
    Deferred compensation                                           (96,953)       (116,343)
                                                               ------------    ------------
      Total stockholders' equity (deficit)                         (118,586)        965,429
                                                               ------------    ------------

                                                               $  4,181,645    $  3,756,820
                                                               ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                    Three months ended            Six months ended
                                                         June 30,                      June 30,
                                                -------------------------    --------------------------
                                                    1998          1997           1998           1997
                                                ----------     ----------    -----------     ----------
Revenue

   Service fees                                 $  320,032     $  893,460    $   966,945     $1,566,839

   Product sales                                      --          854,002         73,328      1,909,005

   Royalties                                        14,218         10,940         29,282         20,287
                                                ----------     ----------    -----------     ----------
       Total revenue                               334,250      1,758,402      1,069,555      3,496,131
                                                ----------     ----------    -----------     ----------

Expenses

   Cost of service fees                            151,468        513,331        520,271        925,754

   Cost of product sales                              --          741,329         44,493      1,684,213

   Research and development                          1,478         59,274         46,194        131,719

   Selling, general and administrative             613,154        915,993      1,590,480      1,730,801
                                                ----------     ----------    -----------     ----------
       Total operating expenses                    766,100      2,229,927      2,201,438      4,472,487

                                                ----------     ----------    -----------     ----------
Loss from operations                              (431,850)      (471,525)    (1,131,883)      (976,356)

Other income (expense)                            (170,001)         5,239       (245,513)        21,060

                                                ----------     ----------    -----------     ----------
Net loss                                        $ (601,851)    $ (466,286)   $(1,377,396)    $ (955,296)
                                                ==========     ==========    ===========     ==========

Weighted average number of shares outstanding    1,897,152      1,733,839      1,851,642      1,659,152
                                                ==========     ==========    ===========     ==========

Net loss per common share - basic and diluted   $    (0.32)    $    (0.27)   $     (0.74)    $    (0.58)
                                                ==========     ==========    ===========     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                           Six Months      Six Months
                                                                             Ended           Ended
                                                                            June 30,        June 30,
                                                                              1998            1997
                                                                           -----------     -----------
Cash flows from operating activities
  Net loss                                                                 $(1,377,396)    $  (955,296)
  Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                              190,711         136,977
    Provision for bad debt expense                                                 --           34,799
    Loss on disposal of assets                                                   5,743             --
    Noncash expense for services                                               120,000          20,000
    Increase (decrease) in cash from changes in assets and liabilities
      Accounts receivable                                                      (90,677)     (1,142,301)
      Prepaid expenses and other current assets                                 65,000          64,298
      Other assets                                                             (39,121)          1,714
      Accounts payable and accrued liabilities                                 103,873         402,719
      Other liabilities                                                        166,884          (6,676)

                                                                           -----------     -----------
  Net cash used in operating activities                                       (854,983)     (1,443,766)
                                                                           -----------     -----------

Cash flows from investing activities
  Proceeds from maturity of U.S. government securities                             --          474,144
  Capital expenditures                                                         (25,115)        (63,719)
  Cash balance of divested subsidiary                                           (7,188)            --

                                                                           -----------     -----------
  Net cash (used in) provided by investing activities                          (32,303)        410,425
                                                                           -----------     -----------

Cash flows from financing activities
  Net proceeds from exercise of options and warrants                               --          981,608
  Payments on line of credit                                                       --          (35,000)
  Payments on note payable to a bank                                           (30,000)        (17,031)

                                                                           -----------     -----------
  Net cash (used in) provided by financing activities                          (30,000)        929,577
                                                                           -----------     -----------

Net decrease in cash and cash equivalents                                     (917,286)       (103,764)

Cash and cash equivalents, beginning of period                               1,149,372         939,281

                                                                           -----------     -----------
Cash and cash equivalents, end of period                                   $   232,086     $   835,517
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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

         The consolidated financial statements of Strategic Solutions Group, Inc., formerly Pacific Animated Imaging Corporation, (the "Company") as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.


2.       MERGER OF U.S. TECHNOLOGIES, INC.

         On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., a Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consists of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from UST in the principal amount of $600,000 with 6% interest due at the closing of a $2,000,000 private placement of UST's equity securities; and (iii) a 6% subordinated convertible debenture in the principal amount of $1,025,808 due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note is collateralized by all of the assets of UST and the pledge of all of the outstanding stock of UST. As a result of this transaction, the Company's direct ownership in UST was reduced from 100% to approximately 14%. As a result of the divestiture, the Company deferred a gain of $2,356,775. Because the ultimate collection of the consideration is dependent upon UST's ability to obtain financing, the Company will recognize the gain as cash payments are received from UST.

         On May 21, 1998, the promissory note for $600,000 was amended with respect to the payment of principal and interest such that SSGI would receive $200,000 at the time of the interim closing date of the minimum funding of the Private Placement of UST in the amount of $1,300,000 to occur not later than June 26, 1998 ("Interim Closing") and the remaining principal and interest payable in full to SSGI upon the earlier of the closing date of the maximum funding of the Private Placement of UST, the closing date of the public offering of UST, or the 545th day from effective date of the Note. The 6% subordinated convertible debenture in the face amount of $1,025,808 was also amended on May 21, 1998 to remove the conversion rights of SSGI.

         Because the Interim Closing did not occur on June 26, 1998, SSGI and UST agreed to enter into a new payment arrangement rather than declaring UST in default. On July 9, 1998, the promissory note was amended with respect to the payment of principal and interest such that SSGI will receive sixteen (16%) percent of any funding UST receives not in excess of $1,300,000. For any proceeds received by UST in excess of $1,300,000 but not more than $2,000,000 SSGI shall receive a percentage of the funding ranging from 17% to 30% depending on the amount received.

         The full amount of UST's obligation to SSGI remains outstanding as UST has not received any funding. The parties are presently negotiating a new arrangement pertaining to UST's obligation to SSGI.

         Due to the uncertainty in the collection of the UST obligation, the entire amount has been classified as a long term asset on the balance sheet.

         If the divestiture of UST had occurred on January 1, 1997, management estimates that on an unaudited pro forma consolidated basis, revenues, total operating expenses, net loss, and net loss per common share would have been as follows:

                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                   JUNE 30,                                   JUNE 30,
                       --------------------------------           --------------------------------
                          1998                  1997                 1998                  1997
                       ----------            ----------           -----------          -----------
Total revenue             334,250               325,940               631,971              601,591
Total operating
expenses                  766,100               594,944             1,384,645            1,181,453
                       ----------            ----------           -----------          -----------
Net loss               $ (601,851)           $ (269,004)          $(1,015,369)         $  (548,015)
                       ==========            ==========           ===========          ===========
Net loss per
Common Share                (0.32)                (0.16)                (0.55)               (0.33)
                            ======                ======                ======               ======

         These estimates are based on assumptions that management deems appropriate, but the results are not necessarily indicative of those that might have occurred had the divestititure taken place on January 1, 1997.

3. LITIGATION

         In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter and included in other expenses on the Statement of Operations. In addition, the Company has executed an Agreement with the Debenture holder to pay the $106,000 in monthly payments of $7,500.00 until paid in full with acceleration upon SSGI's receipt of payments from UST. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register under the Securities Act of 1933 the common stock issuable upon conversion of the Debenture within the time required by a registration rights agreement between the Company and the Debenture holder. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.



         4.    ACQUISITION


              In July 1998, the Company signed a non-binding letter of intent to acquire a privately owned, high-technology company (the "Target"), located in Calverton, MD. In connection therewith, the Company will acquire all of the outstanding shares of the Target via the issuance of common stock of the Company based on a 6.5:1 ratio. As a result of this proposed transaction, the principles of the Target will have majority ownership of the consolidated entity.



         5.    NEW PRONOUNCEMENTS


              In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133. "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes that the adoption of SFAS 133 will not have a material effect on the financial statements.



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview
--------

       The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are for the development of custom multimedia software and for systems integration services provided by UST, the Company's subsidiary acquired in July 1996. Product sales are for software and hardware products sold by UST as part of their systems integration services. In April 1998, UST was divested via a merger into a separate operating entity and accordingly, its revenues and results of operations have not been included in the Company's results of operations after that date. See Note 2 to the Notes to Consolidated Financial Statements. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

Results of Operations
---------------------

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

       Total revenues for the three month period ended June 30, 1998 were $334,250 as compared to $1,758,402 for the same period of 1997, a decrease of approximately $1.4 million. This decrease was primarily attributable to the divestiture of UST effective April 8, 1998. The net loss and net loss per share were $601,851 and $.32 per share, respectively, for the three month period ended June 30, 1998, as compared to a net loss and net loss per share of $466,286 and $.27 per share, respectively, for the same period of the prior year.

       Total revenues for the six month period ended June 30, 1998 were $1,069,555 as compared to $3,496,131 for the same period of 1997, a decrease of approximately $2.4 million. This decrease was primarily attributable to the divestiture of UST effective April 8, 1998 as well as the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997. The net loss and net loss per share were $1,377,396 and $.74 per share, respectively, for the six month period ended June 30, 1998, as compared to a net loss and net loss per share of $955,296 and $0.58 per share, respectively, for the same period of the prior year.

       During the three and six month periods ended June 30, 1998, revenue from custom multimedia software development services was $320,032 and $605,241, respectively, as compared to $315,415 and $581,304, respectively, for the same periods of the prior year, increases of approximately $5,000 and $24,000, respectively. This revenue stream is consistent given that there is no significant change in the existing contracts with any customers. The Company's strategy to increase revenues includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

       During the three and six month periods ended June 30, 1998, revenues from services fees for systems integration and software development services provided by UST were $0 and $361,704, respectively, as compared to $578,045 and $985,535 in the same periods of the prior year. In April 1998, UST was merged into a separate operating entity and accordingly, its revenues and results of operations will not be included in the Company's results of operations after that date.

       During the three and six month periods ended June 30, 1998, revenue from sales of products was $0 and $73,328, respectively, as compared to $854,002 and $1,909,005, respectively, in the same periods of the prior year, decreases of approximately $854,000 and $1,836,000, respectively. The decreases were primarily attributable to the divestiture of UST effective April 8, 1998 as well as the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $14,218 and $29,282, respectively, during the three and six month periods ended June 30, 1998, as compared to $10,940 and $20,287, respectively, for the same periods of the prior year, increases of approximately $3,000 and $9,000, respectively. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       During the three and six month periods ended June 30, 1998, total operating expenses were $766,100 and $2,201,438, respectively, as compared to $2,229,927 and $4,472,487, respectively, in the same periods of the prior year, decreases of approximately $1.5 million and $2.3 million, respectively. In addition to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997, the divestiture of the operations of UST primarily accounted for the decreases.

       For the three and six month periods ended June 30, 1998, the cost of service fees for custom multimedia software were approximately $151,000 and $281,000, respectively, as compared to approximately $169,000 and $380,000, respectively, for the same periods of the prior year. The gross margins for the three and six month periods ended June 30, 1998 was approximately 53% and 53%, respectively, as compared to gross margins of 46% and 35%, respectively, for the same periods of 1997. The improvement in gross margin is primarily due to the consolidation of the multimedia related operations into one location, as well as slight cost reductions due to an increase in operating efficiency. Management expects gross margins to be consistent in future periods when revenues are consistent.

       For the three and six month periods ended June 30, 1998, the cost of service fees for systems integration services provided by UST were approximately $0 and $239,000, respectively, as compared to $345,000 and $546,000, respectively, in the same periods of the prior year. In April 1998, UST's operations were divested, and accordingly, UST's revenues and results of operations have not been included in the Company's results of operations.

       For the three and six month periods ended June 30, 1998, the cost of product sales was approximately $0 and $44,000, respectively, as compared to approximately $741,000 and $1.7 million, respectively, for the same periods of the prior year. In addition to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997, the divestiture of the operations of UST primarily accounted for the decreases.

       During the three and six month periods ended June 30, 1998, research and development expenses were $1,478 and $46,194, respectively, as compared to $59,274 and $131,719, respectively, for same periods of the prior year. Research and development expenses include improvement on existing tools and applications. The decrease from the prior year is due to the divestiture of the operations of UST.

       During the three and six month periods ended June 30, 1998, selling, general and administrative expenses were approximately $613,000 and $1,590,000, respectively, as compared to approximately $916,000 and $1,730,000, respectively, in the same periods of the prior year, decreases of approximately $303,000 and $140,000, respectively. The decreases are primarily due to the divestiture of the UST operations and are offset by increases in professional fees related to the debenture litigation, and the amortization of the deferred asset in connection with the Company's five year financial consulting agreement.

       During the three and six month periods ended June 30, 1998, total other income (expense) increased by approximately $175,000 and $267,000, respectively, from the same periods of the prior year primarily due to interest expense and amortization of deferred costs, as well as a penalty of $105,800 in connection with the Company's convertible subordinated debenture.

Cash Flow, Liquidity and Capital Resources
------------------------------------------

       The Report of Independent Accountants on the 1997 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,900,356 for the year ended December 31, 1997, and as of December 31, 1997 had an accumulated deficit of $13,566,315. For the six month period ended June 30, 1998, the Company incurred a net loss of $1,377,396. In addition, in April 1998, the Company's litigation with the holder of its convertible subordinated debenture was finalized which resulted in the debenture being reinstated. See Note 3 to the Notes to Consolidated Financial Statements. See STRATEGY TO ACHIEVE PROFITABLE OPERATIONS below for a discussion regarding the Company's plans to address the losses and liquidity matters.

       For the six month period ended June 30, 1998, the Company used cash of approximately $854,983 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and other assets. Net cash of approximately $25,000 was used for investing activities for the purchase of equipment. Net cash of approximately $30,000 was used to make payments on UST's obligations to a bank and pay a fee in connection with the Company's convertible subordinated debenture.

       For the six month period ended June 30, 1997, the Company used cash of approximately $1,444,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable. Net cash of approximately $410,000 was provided by investing activities primarily from proceeds received at maturity of U.S. government securities, offset by approximately $64,000 used for the purchase of equipment. Net cash of approximately $982,000 was provided by the exercise of common stock options and warrants, offset by approximately $52,000 used to make payments on UST's obligations to a bank.

       Current funds are not expected to provide sufficient liquidity to meet anticipated cash needs on either a short-term or long-term basis. On April 8, 1998, the Company completed the divestiture of its wholly owned subsidiary, UST, as described in Note 2 to the Notes to Consolidated Financial Statements. Consideration received by the Company includes (i) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share; (ii) a $600,000 promissory note due at the closing of a $2,000,000 private placement; and (iii) a convertible debenture for $1,025,808 due the earlier of 18 months from the closing of the merger or at the time of a public offering by UST. Management recognizes that the Company will require additional financing until such time that revenues are of sufficient volume to generate positive cash flows from operations. Although the Company will be seeking financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company.

       In February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. However, the Company has requested a temporary exemption to the new requirements by its submission of a proposed compliance plan at a hearing with Nasdaq's Listing Qualifications Panel. The Company is awaiting the decision of Nasdaq regarding its request and until a decision is reached by Nasdaq the delisting action has been stayed. In addition, in July 1998, the Company's stock was delisted from the Boston Stock Exchange due to its failure to report shareholder's equity of at least $500,000.


Year 2000
---------

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

       In the normal course of business, the Company evaluates the acquisition of businesses, products and technologies that complement the Company's business. In addition, the Company may also evaluate other strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the products and services currently provided. In July 1998 the Company signed a non-binding letter of intent to acquire a privately owned, high technology company (the "Target") in Calverton, MD. In connection therewith, the Company will acquire all of the outstanding shares of the Target via the issuance of common stock of the Company based on a 6.5:1 ratio. As a result of this proposed transaction, the principles of the Target will have majority ownership of the consolidated entity.

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





                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings:
              -----------------

         In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register under the Securities Act of 1933 the common stock issuable upon conversion of the Debenture within the time required by a registration rights agreement between the Company and the Debenture holder. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

         The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

Item 2.       Changes in Securities:      None
              ---------------------

Item 3.       Defaults Upon Senior Securities:     None
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders:
              ---------------------------------------------------

On June 16, 1998, the following items were submitted to a vote at the Company's annual meeting of shareholders:

                                                            For         Against    Abstain/Nonvotes
                                                            ---         -------    ----------------
1.  Election of John J. Cadigan as
    Class III Director                                   1,381,883

2.  Approval of Adoption of Incentive
    Stock Option Plan No. 4                              1,284,574       164,707        18,510

3.  Approval of Amendment to the Certificate of
    Incorporation to increase the number of authorized
    shares of the Company's common stock                 1,283,761       164,429        19,601

4.  Approval of Amendment to the Certificate of
    Incorporation providing that shareholders may
    only take actions at a stockholders meeting            510,187       160,436       797,168

5.  Approval of Appointment of PricewaterhouseCoopers
    L.L.P. (formerly Coopers & Lybrand L.L.P.) as
    auditors for the fiscal year 1998                    1,419,757        34,280        13,755


Item 5.       Other Information:     None
              -----------------


Item 6.       Exhibits and Reports on Form 8-K:
              --------------------------------

              (a) Exhibits:     None

              (b) The following report on Form 8-K was filed April 8, 1998:

                  Disposition of U.S. Technologies, Inc.



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


                                              STRATEGIC SOLUTIONS GROUP, INC.
                                              _______________________________
                                                (Registrant)

Dated:     August 14, 1998




                                          BY:  /s/ John J. Cadigan
                                             _____________________

                                          John J. Cadigan
                                          President and Chief Executive Officer