Form 10QSB
period 1998-09-30
STRATEGIC SOLUTIONS GROUP INC
filed 1998-11-17
CIK 851943

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
                        -------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     11-2964894
-------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification  No.)
incorporation or organization)

326 First Street, Suite 100
Annapolis, Maryland                                   21403
-------------------------------                       -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                        (410) 263-7761
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


    3,244,671 Common Shares, $.0001 par value were issued and outstanding at
                              September 30, 1998.

                        STRATEGIC SOLUTIONS GROUP, INC.
                               TABLE OF CONTENTS

                                                             PAGE NO.
                                                             --------
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets, September 30, 1998 (unaudited)
   and December 31, 1997 (unaudited)                             3

Consolidated Statements of Operations for the three and nine
   months ended September 30, 1998 and 1997 (unaudited)          4

Consolidated Statements of Cash Flows for the nine
   months ended September 30, 1998 and 1997 (unaudited)          5

Notes to Consolidated Financial Statements (unaudited)           6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           7

PART II - OTHER INFORMATION

Items 1-6                                                       11

Signature                                                       12

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                            September 30,    December 31,
                                                                1998            1997
                                                           --------------   -------------
Current assets
  Cash and cash equivalents                                $    124,588     $  1,149,372
  Accounts receivable, net of allowance for doubtful
   accounts of $45,000 and $75,000, respectively                288,956          666,841
  Prepaid expenses and other current assets                      26,972          137,618
                                                           --------------   -------------
    Total current assets                                        440,516        1,953,831
                                                           --------------   -------------

Property and equipment, at cost
  Computers, furniture and equipment                            410,972        1,058,313
  Less accumulated depreciation                                 307,206          701,390
                                                           --------------   -------------
    Net property and equipment                                  103,766          356,923
                                                           --------------   -------------

Long-term investment                                            500,000               --
Note receivable                                               1,625,808               --
    Other assets                                              1,117,549        1,446,066
                                                           --------------   -------------
                                                           $  3,787,639     $  3,756,820
                                                           ==============   =============

Current liabilities
  Accounts payable and accrued liabilities                 $   426,400      $  1,027,935
  Deferred revenue                                               1,240            66,558
  Note payable to bank                                              --            40,334
  Other current liabilities                                    189,768           168,700
                                                          --------------    -------------
    Total current liabilities                                  617,408         1,303,527

  Convertible subordinated debenture                           999,260         1,487,864
  Deferred gain on sale of subsidiary                        2,356,775                --
                                                          --------------    -------------
    Total liabilities                                        3,973,443         2,791,391
                                                          --------------    -------------

Commitments and contingencies

Stockholders' equity
  Common stock, $.0001 par value. Authorized 10,000,000
   shares; issued and outstanding 3,224,671 and 1,768,839
   shares as of September 30, 1998 and December 31, 1997           325               177
  Additional paid-in capital                                15,193,588        14,647,910
  Accumulated deficit                                      (15,292,460)      (13,566,315)
  Deferred compensation                                        (87,257)         (116,343)
                                                          --------------    -------------
    Total stockholders' equity                                (185,804)          965,429
                                                          --------------    -------------

                                                          $  3,787,639      $  3,756,820
                                                          ==============    =============

The accompanying notes are an integral part of these consolidated financial statements

                STRATEGIC SOLUTIONS GROUP, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)



                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                               ----------------------------         ---------------------------
                                                   1998            1997                 1998           1997
                                               ------------    ------------         -----------    ------------
Revenue

     Service fees                                $  262,687      $  611,947          $1,229,632     $2,178,786

     Product sales                                       --          94,451              73,328      2,003,456

     Royalties                                        9,934           9,781              39,216         30,068
                                               ------------    ------------         -----------    ------------
       Total revenue                                272,621         716,179           1,342,176      4,212,310
                                               ------------    ------------         -----------    ------------

Expenses

     Cost of services fees                          132,557         388,573             652,828      1,314,327

     Cost of product sales                               --          91,126              44,493      1,775,339

     Research and development                         7,218          80,759              53,412        212,478

     Selling, general and administrative            413,682         835,037           2,004,162      2,565,838
                                               ------------    ------------         -----------    ------------
       Total operating expenses                     553,457       1,395,495           2,754,895      5,867,982
                                               ------------    ------------         -----------    ------------

Loss from operations                               (280,836)       (679,316)         (1,412,719)    (1,655,672)

Other income (expense)                              (67,913)          1,852            (313,426)        22,912
                                               ------------    ------------         -----------    ------------
Net loss                                         $ (348,749)     $ (677,464)        $(1,726,145)   $(1,632,760)
                                               ============    ============         ===========    ============

Weighted average number of shares outstanding     2,925,214       1,733,839           2,206,868      1,684,229
                                               ============    ============         ===========    ============
Net loss per common share                        $    (0.12)     $    (0.39)        $     (0.78)   $     (0.97)
                                               ============    ============         ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                      NINE MONTHS              NINE MONTHS
                                                                         ENDED                    ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                        1998                     1997
                                                                 --------------------     --------------------
Cash flows from operating activities:
  Net loss                                                          $(1,726,145)                $(1,632,760)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                                       271,666                     205,790
    Provision for bad debt expense                                           --                      59,481
    Loss on disposal of assets                                            5,743                          --
    Noncash expense for services                                        180,000
    Increase (decrease) in cash from changes in a
     assets and liabilities
      Accounts receivable                                                58,433                    (350,966)
      Interest receivable                                                    --                      19,429
      Inventory                                                              --                       5,108
      Prepaid expenses and other current assets                          85,776                      77,344
      Other assets                                                      (31,183)                      2,414
      Accounts payable and accrued liabilities                           48,061                     157,883
      Other liabilities                                                 147,900                     (54,786)
                                                                 --------------------     --------------------
  Net cash (used in) provided by operating activities                  (959,749)                 (1,511,063)
                                                                 --------------------     --------------------
Cash flows from investing activities:
  Proceeds from maturity of U.S. government securities                       --                     474,144
  Capital expenditures                                                  (27,847)                    (76,036)
  Cash balance of divested subsidiary                                    (7,188)                         --
                                                                 --------------------     --------------------
  Net cash (used in) provided by investing activities                   (35,035)                    398,108
                                                                 --------------------     --------------------
Cash flows from financing activities:
  Net proceeds from exercise of options and warrants                         --                     981,608
  Payments on line of credit                                                 --                    (290,833)
  Payments on note payable to a bank                                    (30,000)                    (22,937)
                                                                 --------------------     --------------------
  Net cash (used in) provided by financing activities                   (30,000)                    667,838
                                                                 --------------------     --------------------
Net decrease in cash and cash equivalents                            (1,024,784)                   (445,117)

Cash and cash equivalents, beginning of period                        1,149,372                     939,281
                                                                 --------------------     --------------------
Cash and cash equivalents, end of period                            $   124,588                 $   494,164
                                                                 ====================     ====================


The accompanying notes are an integral part of these consolidated financial statements

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL


     The consolidated financial statements of Strategic Solutions Group, Inc., formerly Pacific Animated Imaging Corporation, (the "Company") as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.


2.   MERGER OF U.S. TECHNOLOGIES, INC.

     On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., a Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation and, accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consists of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from UST in the principal amount of $600,000 with 6% interest due at the closing of a $2,000,000 private placement of UST's equity securities; and (iii) a 6% subordinated convertible debenture in the principal amount of $1,025,808 due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note is collateralized by all of the assets of UST and the pledge of all of the outstanding stock of UST. As a result of this transaction, the Company's direct ownership in UST was reduced from 100%
to approximately 14%.   As a result of the divestiture, the Company deferred a
gain of $2,356,775. Because the ultimate collection of the consideration is dependent upon UST's ability to obtain financing, the Company will recognize the gain as cash payments are received from UST.

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

     Due to the indefinite timing of receipt of the UST obligation, the entire amount has been classified as a long term asset on the balance sheet.

     If the divestiture of UST had occurred on January 1, 1997, management estimates that on an unaudited pro forma consolidated basis, revenues, total operating expenses, net loss, and net loss per common share would have been as follows:


                                   THREE MONTHS ENDED                     Nine months ended
                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                 -------------------------            ---------------------------
                                    1998           1997                   1998             1997
                                 ---------       ---------            -----------      ----------
Total revenue                    $ 272,621       $  92,920            $   906,778      $  695,205
Total operating expenses           553,457         511,396              2,039,744       1,692,849
                                 ---------       ---------            -----------      ----------
Net loss                         $(348,749)      $(410,212)           $(1,455,384)     $ (991,912)
                                 =========       ==========           ===========      ==========
Net loss per common
   share                             (0.12)          (0.24)                 (0.78)          (0.59)
                                 =========       ==========           ===========      ==========

     These estimates are based on assumptions that management deems appropriate, but the results are not necessarily indicative of those that might have occurred had the divestititure taken place on January 1, 1997.

 3.  LITIGATION

     In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter and included in other expenses on the Statement of Operations. In addition, the Company has executed an Agreement with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with acceleration upon SSGI's receipt of payments from UST. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register under the Securities Act of 1933 the common stock issuable upon conversion of the Debenture within the time required by a registration rights agreement between the Company and the Debenture holder. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.


4.   EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFARS) No. 128,"Earnings Per Share", which specifies the computation, presentation, and disclosure requirements of earnings per share. All prior period earnings per share data has been restated, as applicable, to conform with the provisions of the statement.

     Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculation if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. The Company's potentially dilutive securities would be anti-dilutive for all periods presented, hence, dilutive earnings per share equals basic earnings per share.


5.   USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the cosolidated financial statements and accompanying notes. Actual results could differ from those estimates.


6.   PENDING ACQUISITION

     In July 1998, the Company signed a non-binding letter of intent to acquire a privately owned, high-technology company (the "Target"), located in Calverton, MD. In connection therewith, the Company will acquire all of the outstanding shares of the Target via the issuance of common stock of the Company based on a 6.5:1 ratio. As a result of this proposed transaction, the principles of the Target will have majority ownership of the consolidated entities. Subsequently, the Company signed a non-binding merger agreement which expired on October 30, 1998. The Company is continuing to have ongoing discussions with the Target. The parties have agreed that should financing become available they will effectuate a merger.


7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments
of an Enterprise and Related Information".   Both SFAS No. 130 and SFAS No. 131
are required to be adopted for fiscal years beginning after December 15, 1997. For fiscal year 1998, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

   Total revenues for the three month period ended September 30, 1998 were $272,621 as compared to $716,179 for the same period of 1997 a decrease of $443,558. This decrease was primarily attributable to the divestiture of UST effective April 8, 1998. The net loss and net loss per share were $348,749 and $.12 per share, respectively, for the three month period ended September 30, 1998, as compared to a net loss and net loss per share of $677,464 and $.39 per share, respectively, for the same period of the prior year.

   Total revenues for the nine month period ended September 30, 1998 were $1,342,176 as compared to $4,212,310 for the same period of 1997, a decrease of approximately $2.8 million. This decrease was primarily attributable to the divestiture of UST effective April 8, 1998 as well as the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997. The net loss and net loss per share were $1,726,145 and $.78 per share, respectively, for the nine month period ended September 30, 1998, as compared to a net loss and net loss per share of $1,632,760 and $0.97 per share, respectively, for the same period of the prior year.

   During the three and nine month periods ended September 30, 1998, revenue from custom multimedia software development services was $262,687 and $867,572, respectively, as compared to $83,833 and $665,137, respectively, for the same periods of the prior year resulting in increases of approximately $179,000 and $203,000, respectively. The increase was due to an increase in the size of existing contracts as compared to the prior year. The Company's strategy to increase revenues includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

   During the three and nine month periods ended September 30, 1998, revenues from services fees for systems integration and software development services provided by UST were $0 and $362,060, respectively, as compared to $528,114 and $1,513,649 in the same periods of the prior year. In April 1998, UST was merged into a separate operating entity and accordingly, its revenues and results of operations will not be included in the Company's results of operations after that date.

   During the three and nine month periods ended September 30, 1998, revenue from sales of products was $0 and $73,328, respectively, as compared to $94,451 and $2,003,456, respectively, in the same periods of the prior year, resulting in decreases of approximately $94,451 and $1,930,128, respectively. The decreases were primarily attributable to the divestiture of UST effective April 8, 1998 as well as the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997.

   The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $9,934 and $39,215, respectively, during the three and nine month periods ended September 30, 1998, as compared to $9,781 and $30,068, respectively, for the same periods of the prior year, resulting in increases of approximately $150 and $9,000, respectively. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

   During the three and nine month periods ended September 30, 1998, total operating expenses were $553,457 and $2,754,149, respectively, as compared to $1,395,495 and $5,867,982, respectively, in the same periods of the prior year, resulting in decreases of $842,038 and $3,113,087, respectively. In addition to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997, the divestiture of the operations of UST primarily accounted for the decrease.

   For the three and nine month periods ended September 30, 1998, the cost of service fees for custom multimedia software were $132,557 and $413,798, respectively, as compared to approximately $113,915 and $493,421, respectively, for the same periods of the prior year. The negative gross margin for the three month period ended September 30, 1997 was primarily due to a decrease in revenue for the period. The improvement in gross margin in 1998 is due to the consolidation of the multimedia related operations into one location, as well as
slight cost reductions due to an increase in operating efficiency.   Management
expects gross margins to be consistent in future periods when revenues are consistent.

   For the three and nine month periods ended September 30, 1998, the cost of service fees for systems integration services provided by UST were approximately $0 and $239,000, respectively, as compared to $275,000 and $821,000, respectively, in the same periods of the prior year. In April 1998, UST's operations were divested and, accordingly, UST'S revenues and results of operations have not been included in the Company's results of operations after that date.

   For the three and nine month periods ended September 30, 1998, the cost of product sales was approximately $0 and $44,000, respectively, as compared to approximately $91,000 and $1.8 million, respectively, for the same periods of the prior year. In addition to the discontinuance by UST of sales of IBM AS/400 and RS/6000 midrange computers effective June 30, 1997, the divestiture of the operations of UST, primarily accounted for the decreases.

   During the three and nine month periods ended September 30, 1998, research and development expenses were $7,218 and $53,412, respectively, as compared to $80,759 and $212,478, respectively, for same periods of the prior year.
Research and development expenses include improvement on existing tools and applications. The decrease from the prior year is due to the divestiture of the operations of UST.

   During the three and nine month periods ended September 30, 1998, selling, general and administrative expenses were approximately $414,000 and $2,004,000, respectively, as compared to approximately $835,000 and $2,566,000, respectively, in the same periods of the prior year, decreases of approximately $421,000 and $562,000, respectively. The decreases are primarily due to the divestiture of the UST operations and are offset by increases in professional fees related to the debenture litigation, and the amortization of the deferred asset in connection with the Company's five year financial consulting agreement.

   During the three and nine month periods ended September 30, 1998, total other expense increased by approximately $70,000 and $336,000, respectively, from the same periods of the prior year primarily due to interest expense and amortization of deferred costs, as well as a penalty of $105,800 in connection with the Company's convertible subordinated debenture.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------

   The Report of Independent Accountants on the 1997 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,900,356 for the year ended December 31, 1997, and as of December 31, 1997 had an accumulated deficit of $13,566,315. For the nine month period ended September 30, 1998, the Company incurred a net loss of $1,726,145. In addition, in April 1998, the Company's litigation with the holder of its convertible subordinated debenture was finalized which resulted in the debenture being reinstated. See Note 3 to the Notes to Consolidated Financial Statements. See Strategy to Achieve Profitable Operations below for a discussion regarding the Company's plans to address the losses and liquidity matters.

   For the nine month period ended September 30, 1998, the Company used cash of approximately $959,749 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and other assets. Net cash of approximately $28,000 was used for investing activities for the purchase of equipment. Net cash of approximately $30,000 was used to make payments on UST's obligations to a bank and pay a fee in connection with the Company's convertible subordinated debenture.

   For the nine month period ended September 30, 1997, the Company used cash of approximately $1.5 million in operations primarily due to the net loss. The Company also experienced increases in accounts receivable of approximately $351,000. Net cash of approximately $474,000 was provided by investing activities primarily from proceeds received at maturity of U.S. government securities, offset by approximately $76,000 used for the purchase of equipment. Net cash of approximately $982,000 was provided by the exercise of common stock options and warrants, offset by approximately $314,000 used to make payments on UST's obligations to a bank.

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

   In February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. On September 1, 1998 the stock was formally delisted. In addition, in July 1998, the Company's stock was delisted from the Boston Stock Exchange due to its failure to report shareholder's equity of at least $500,000.

YEAR 2000

   The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

   The Company's payroll information system includes an ADP system which was upgraded to the most recent version in 1998. The system is believed to be "Year 2000" compliant.

   For the year 2000 non-compliance issues identified to date, the cost of remediation is currently not expected to be material to the Company's operating results. The Company currently expects to substantially complete remediation and validation of its internal systems, as well as develop contingency plans for certain internal systems by mid-1999. However, if implementation of replacement upgraded systems or software is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

   Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where practicable. However such failures, including failures of any contingency plans, remain a possibility and could have a material adverse impact on the company's results of financial condition.

   In addition, the "Year 2000" issue could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. However, there can be mo assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent the Company may be affected by it.


STRATEGY TO ACHIEVE PROFITABLE OPERATIONS

    Subsequent to the merger and resulting divestiture of UST in April, 1998, the Company's strategy to increase revenue, which solely comprises the multimedia division, includes the implementation of an operating plan built around the division's mission statement "We optimize human performance using leading edge technology-based training solutions to eliminate the barriers of time and space."

    We continue to implement a more focused sales and marketing strategy which targets the division's sales and marketing efforts of technology based training solutions to the manufacturing and transportation industries.

    Management believes that the growth in sales of its multimedia products and improved production productivity, will result in increased revenue during calandar 1999. The Company's current backlog of orders is at an historical high and major customers have given strong indications that they intend to expand their use of the Company's products and services in 1999. Severing its relationship with U.S. Technologies Corporation caused the Company to incur unusually high legal, accounting and miscellaneous expenses. The Company holds a $1.6 million receivable from U.S. Technologies, and management anticipates receipt of a portion of this indebtedness in the near future, which would facilitate more vigorous sales and marketing to new customers. Technology-based training solutions are becoming increasingly topical in major production facilities, and the company is among the most experienced and credible suppliers of such systems. Accordingly the company anticipates that it will participate appreciably in the future market for such products.

   In addition, the division will endeavor to become a Microsoft Solutions Provider which requires that the Company maintain two certified Microsoft professionals on staff. The Company believes that it can acquire this certification during 1999 and the affiliation will provide sales leads for its services.

    In the normal course of business, the Company continues to evaluate the acquisition of businesses, products and technologies that complement the Company's business. In July, 1998 the Company signed a non binding letter of intent to acquire a privately owned, high technology company (the "Target") in Calverton, MD. In connection therewith, the company will acquire all of the outstanding shares of the Target via the issuance of common stock of the Company based in a 6.5:1 ratio. As a result of this proposed transaction, the principles of the Target will have majority ownership of the consolidated entity.

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

Item 2.  Changes in Securities:      None
         ---------------------

Item 3.  Defaults Upon Senior Securities:     None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:  None
         ---------------------------------------------------

Item 5.  Other Information:     None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits:     None

         (b) No reports on Form 8-K were required to be filed for the three months Ended September 30, 1998.






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


                                    STRATEGIC SOLUTIONS GROUP, INC.
                                    -------------------------------
                                    (Registrant)

Dated:      November 13, 1998



                              BY:  /s/ John J. Cadigan
                                   -------------------
                              John J. Cadigan
                              President and Chief Executive Officer