Form 10-K
period 1998-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 1999-04-15
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to ____________

Commission File Number:  1-12536
---------------------------------

                         STRATEGIC SOLUTIONS GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)
              -----------------------------------------------------

     Delaware                                                  11-2964894
 ------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification  No.)

326 First Street, Suite 100
Annapolis, Maryland                                              21403
---------------------                                            -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code:                                         (410) 263-7761
                                                             ---------------

Securities registered pursuant to Section 12(b) of the Act:  Common Stock,
   $.0001 par value
Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        As of April 12, 1999 the aggregate market value of the voting stock held by non-affiliates, approximately 3,746,000 shares of Common Stock, $.0001 par value, was approximately $431,000 based on the closing sales price of $0.115 for one share of Common Stock on the Nasdaq Small Cap Market on such date. The number of shares outstanding of the Registrant's Common Stock, as of April 12, 1999 was 3,790,404.

        Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement regarding its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      During 1998, Strategic Solutions Group, Inc. and its subsidiaries ("the Company") provided custom interactive multimedia software. In addition, through April 8, 1998, the Company was a full service provider of technology based solutions and computer systems integration and support services, including the sale of hardware and software products, specializing in the development of software applications related to work group and work flow computing solutions. The Company's systems integration division was comprised of the business of U.S. Technologies, Inc. ("UST"), a wholly owned subsidiary, which the Company acquired in 1996. The Company's multimedia division designs, develops, and markets custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations, and corporate communications. For the year ended December 31, 1998, approximately 74% of the Company's revenue was attributable to the multimedia division and approximately 26% to the systems integration division.

      In April 1998, UST was merged into and with SSGI-UST Acquisition Corporation, an existing corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp. ceased to exist. Effective upon the merger, the Company's ownership in UST was reduced from 100% to approximately 14%. See "Systems Integration Services - Merger of UST" below and the Notes to the Consolidated Financial Statements. Accordingly, after that date, the Company's operations comprised the multimedia division only.

CUSTOM MULTIMEDIA SOFTWARE

      The Company's multimedia division (the "division") provides technical consulting services that include analysis, design, and development of technology-based solutions and specializes in providing training solutions. Technology-based training encompasses a wide range of emerging technologies in the area of employee training, and can come in the form of computer-based training, web-based training, electronic performance support systems, and multimedia manuals. In addition, the division also designs and develops software for sales and marketing applications and corporate communications.

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

      MULTIMEDIA MANUALS. The division provides turn-key multimedia manual services, using internally developed software tools. These tools enable the division to convert customer manuals, reference guides, or other technical materials into interactive multimedia software, including full-motion video, audio, animation and interaction. The Company believes that these services enable customers to obtain a technology-based solution in less time and at a relatively low cost as compared to traditional custom software services.

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

      DEVELOPMENT AND SERVICES. The Company's custom multimedia services for the above technology-based solutions include needs analysis, design specification and product development. Needs analysis typically takes from three to four weeks and the charges for such services can range from $10,000 to $20,000. The design phase lasts from four to six weeks and the charges for such services can range from $20,000 to $40,000. Depending upon a project's scope and features, the time required to complete software development can range anywhere from one month to several years and the charges for such services can range from $10,000 to $1 million.

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

SYSTEMS INTEGRATION SERVICES

      The Company acquired UST, a full-service provider of computer systems integration and support services, in July 1996. Products and services included the sale of hardware and software products and the development of software applications for and providing services related to work group and work flow-computing solutions. UST is a Lotus Premium Business Partner that develops software applications used in conjunction with, and provides services related to the use of Lotus Notes(R) and Domino(TM). Through June 30, 1997, UST was also an IBM Industry Remarketer of AS/400(R) and RS/6000(R) midrange computers. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400(R) and RS/6000(R) midrange computers due to gross margins being lower than originally anticipated.

      LOTUS PREMIUM BUSINESS PARTNER. Lotus Notes(R) and Domino(TM) are proprietary groupware and messaging software products developed by Lotus Development Corporation that enable users to communicate and collaborate over a local area network or telecommunications link and access documents and data residing on a shared computer, or server. As a Lotus Premium Business Partner, UST develops a wide variety of custom software applications expanding the applicability of Lotus Notes(R)/Domino(TM) to a particular customer's needs. Such applications have included numerous project, time, sales, and database management applications. For example, UST developed a sales force automation system for a publisher and distributor of secondary education products and a quality control application for an international manufacturer of consumer goods. UST also provides a full complement of services related to the use of Lotus Notes(R)/Domino(TM), including the integration, design, development and installation of computer systems, intranet and Internet services, and education and support services.

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

      IBM INDUSTRY REMARKETER. In November 1996, UST became an IBM Industry Remarketer for the AS/400(R) and RS/6000(R) midrange computers. Midrange computers generally are the most powerful computers frequently used by mid-sized companies (companies with annual sales of $25 to $250 million). During the fourth quarter of 1996, UST entered into an agreement with Support Net, Inc., IBM's largest Managing Industry Remarketer, that enabled UST to sell the AS/400(R) and RS/6000(R) midrange computers on a non-exclusive basis to end users of those computers located in the United States. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400(R) and RS/6000(R) midrange computers due to gross margins being lower than originally anticipated. Accordingly, those agreements were terminated. Total product sales by UST for the year ended December 31, 1997 was approximately $2.1 million, of which approximately 64% was attributable to the sales of the IBM AS/400(R) and RS/6000(R) midrange computers.

      DIVESTITURE OF UST. In April 1998, UST was merged into and with SSGI-UST Acquisition Corporation, an existing Florida company owned by the President of UST and other third parties, and UST continued as the surviving corporation. Accordingly, after that date, the Company's operations do not include the operations of UST. UST immediately began pursuing a private placement of its equity securities in an attempt to raise approximately $2,000,000 and has long-term plans to pursue a public offering of its equity securities.
      In consideration for the merger, SSGI received the following:

(1) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share. These shares are subject to a registration rights agreement giving the Company the right to demand registration or a piggy back registration of UST's shares;
(2) A promissory note from UST in the principal amount of $600,000 with 6% interest due the earlier of the closing of the $2,000,000 private placement or 60 days from the closing of the merger. The promissory note is secured by all the assets of UST and the pledge of all of the outstanding stock of UST; As of December 31, 1998, UST is in default on the promissory note.
(3) A 6% subordinated convertible debenture in the principal amount of $1,027,808. The debenture is due the earlier of a public offering of UST's securities or 18 months from the date of the merger. In addition, the Company has the option to convert the debenture into shares of UST's common stock at a 20% discount at the time of conversion.

      In accordance with Staff Accounting Bulletin 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB 5-E), the transaction with UST was accounted for as a divestiture. Accordingly, the consideration received was recorded as assets in the Company's consolidated balance sheet and the related gain was deferred until the Company ultimately collects the cash as prescribed under SAB 5-U, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." Subsequent to the divestiture, the Company determined that due to UST's financial prospects, significant uncertainty existed relating to the realizability of the stock received and the collectibility of the promissory note and debenture and wrote off the assets related to the divestiture.

CUSTOMERS AND BACKLOG

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

      During fiscal 1998, there were two customers, Mack Trucks Inc. and Federal Highway Administration, that accounted for at least 10% of the Company's consolidated revenue. During fiscal 1997, there were no customers that accounted for at least 10% of the Company's consolidated revenue. During fiscal 1996, one systems integration customer, Data Systems International, accounted for approximately 10% of the Company's consolidated revenue.

      As of December 31, 1998, backlog (i.e., the difference between the fees payable to the Company set forth in existing contracts and the amount of such fees that had been recognized as revenue on the Company's financial statements) of its custom multimedia software services totaled approximately $400,000, all of which is expected to be earned during 1999. There can be no assurance that contracts reflected in backlog will not be cancelled or delayed. Accordingly, the Company believes that backlog is not a reliable measure of future revenue.

RESEARCH AND DEVELOPMENT

      For the years ended December 31, 1998 and 1997, costs associated with research and development activities totaled approximately $55,400 and $323,000, respectively. Historically, research and development activities included the development of a library of reusable applications, codes, utilities, and tools that the Company can utilize in the early stages of development of many of its software applications. To date, no costs have been capitalized due to the expenditures for any one reusable application, code, utility, or tool not being material. The Company believes that costs for research and development will continue in the future at consistent levels as the Company plans to continue improving its existing reusable applications, codes, utilities, and tools, as well as the development of new reusable applications, codes, utilities, and tools. In addition, future research and development efforts may include the development of products to be sold.

SALES AND MARKETING

      As of December 31, 1998, the Company employed three people involved in sales who receive a combination of salary and commission. The direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which the Company's services and technology are particularly well suited, and by participants who possess the financial resources and scale of operations necessary to support the types of services provided the Company. The Company also employs other business development and marketing techniques to communicate directly with current and prospective clients.

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

EMPLOYEES

      As of December 31, 1998, the Company had fourteen full-time employees, three of whom were in administration, three of whom were in sales and marketing, and eight of whom held professional technical positions. None of the Company's employees are represented by unions. Management believes the Company's employee relations are good.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company leases office space in Annapolis, Maryland. The lease requires the Company to pay monthly rent of approximately $4,400 and expires on December 31,1999. Management believes that its current office facilities are adequate and suitable for the Company's current operations.


ITEM 3.  LEGAL PROCEEDINGS.

      In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter and included in other expenses on the statement of operations. In addition, the Company executed a judgement note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from UST. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder. No discovery has been taken and no prediction can be made as to its outcome. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

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

      In February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. On September 1, 1998 the stock was formally delisted. In addition, in July 1998, the Company's stock was delisted from the Boston Stock Exchange due to its failure to report stockholder's equity of at least $500,000.

      The following table shows the high and low sale prices for the Company's Common Stock, for the periods indicated, based upon information supplied to the Company from Nasdaq.

               Year                                High          Low
               ----                                ----          ---
               1998
               ----
               1st Quarter                         $3.06         $0.81
               2nd Quarter                         $1.50         $0.31
               3rd Quarter                         $0.75         $0.16
               4th Quarter                         $0.17         $0.02

               1997
               ----
               1st Quarter                         $15.625       $12.00
               2nd Quarter                         $13.125       $4.50
               3rd Quarter                         $7.125        $3.375
               4th Quarter                         $5.375        $0.75

      The closing bid price for the Company's Common Stock on December 31, 1998, was $0.0469.

      The Company had approximately 174 holders of record of Common Stock as of December 31, 1998. Management believes that the number of beneficial holders of the Company's Common Stock as of December 31, 1998, was approximately 3,000.

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


OVERVIEW

      The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software and from systems integration services provided by UST, the Company's subsidiary acquired in July 1996 and divested in April 1998. Product sales are for software and hardware products sold by UST as part of their system integration services. In April 1998, UST was divested into a separate operating entity and, accordingly, its revenues and results of operations have not been included in the Company's results of operations after that date. See Note 2 to the Notes to Consolidated Financial Statements. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

FISCAL 1998 COMPARED TO FISCAL 1997

      Total revenues for the year ended December 31, 1998 were $1,658,596 as compared to $4,791,823 for the same period of 1997, a decrease of approximately $3.1 million. The decrease is primarily attributed to the inclusion of only three months of UST revenues, approximately $435,000, in 1998 as compared to the inclusion of twelve months of UST revenues, approximately $3.9 million, in the prior year. Revenue from the Company's custom software services increased by approximately $330,000 from the prior year. The net loss and net loss per share were $2,662,394 and $1.06 per share, respectively, for the year ended December 31, 1998, as compared to a net loss and loss per share of $2,900,356 and $1.70, respectively, for the prior year.

      During the year ended December 31, 1998, revenue from custom multimedia software development services was $1,171,648, as compared to $855,766, for the prior year, an increase of approximately $315,900 or 37%. The increase was primarily due to an increase in the size of new contracts the Company was able to secure. The Company's strategy to grow revenue from custom multimedia software development services includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

      During the year ended December 31, 1998, revenue from services fees for systems integration and software development services provided by UST was $361,704 as compared to $1,802,643 in the prior year, a decrease of approximately $1.4 million. The decrease is due to the inclusion of only three months of UST revenues in 1998 as compared to twelve months in the prior year.

      During the year ended December 31, 1998, revenue from sales of products was $73,328, as compared to $2,095,218 in the prior year, a decrease of approximately $2 million. This revenue represents sales of computer hardware and software products by UST as part of their systems integration services. The decrease is due to the inclusion of only three months of UST revenues in 1998 as compared to twelve months in the prior year.

      The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $51,916 during the year ended December 31, 1998 as compared to $38,196 for the prior year, an increase of approximately $13,700 or 36%. The increase is due primarily to an increase in the number of marketing and development partners during 1998. The Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

      During the year ended December 31, 1998, the cost of service fees for custom multimedia software services was $562,137 as compared to $623,879 in the prior year, resulting in gross margins of approximately 52% and 27%, respectively. The improvement in gross margins is primarily due to the consolidation of the multimedia related operations into one location, as well as an increase in revenue.

      During the year ended December 31, 1998, the cost of service fees for systems integration services provided by UST was $239,031 as compared to $1,054,825 in the prior year, resulting in gross margins of approximately 34% and 41%, respectively. The decline in gross margin for 1998 is due to the inclusion of only three months of UST operating expenses in 1998 as compared to twelve months in the prior year.
 .
      Cost of product sales was $44,493 for the year ended December 31, 1998, as compared to $1,848,385 in the prior year, resulting in gross margins of approximately 39% and 12%, respectively. The higher gross margin for 1998 is due to UST's discontinuance of the sale of certain less profitable computers during 1997. As such, UST focused its sales efforts on more profitable products during 1998.

      During the year ended December 31, 1998, total operating expenses were $3,327,090 as compared to $3,815,156 in the prior year, a decrease of approximately $488,000 or 13%. This decrease is primarily due to the inclusion of only three months of UST operating expenses in 1998 as compared to twelve months in the prior year, and is offset by the write-off of the carrying amount of an asset related to a consulting services contract as of December 31, 1998. See Note 13 to the Company's financial statements herein for more information on the consulting services contract written of as of December 31, 1998.

      During the year ended December 31, 1998, research and development expenses were $55,455 as compared to $323,002 for the prior year. Research and development expenses included improvements on existing tools and the development of software tools and applications to be sold. The decrease of approximately $268,000 in 1998 is primarily attributed to the divestiture of UST.

      During the year ended December 31, 1998, selling, general and administrative expenses were $2,361,634 as compared to $3,492,154 in the prior year, a decrease of approximately $1,125,000, or 32%. The decrease is primarily due to the inclusion of only three months of UST operations in 1998 as compared to twelve months in the prior year.

      During the year ended December 31, 1998, total other expense increased by approximately $27,000 from the prior year primarily due to an increase in amortization of deferred costs as well as a penalty of $105,800 paid pursuant to a settlement relating to the Company's convertible subordinated debenture.


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

      During the year ended December 31, 1997, revenue from sales of products was $2,095,218, as compared to $372,256 in the prior year, an increase of approximately $1.7 million. This revenue represents sales of computer hardware and software products by UST as part of their systems integration services. The increase is due to the inclusion of twelve months of UST revenues in 1997 as compared to only six months in the prior year following its acquisition by the Company in July 1996. In addition, UST's revenues increased during 1997 due to the sales of IBM AS/40 and RS/6000 midrange computers under UST's Industry Remarketer Agreement with IBM through June 30, 1997. Sales of the IBM midrange computers accounted for approximately 70% of the revenue from product sales through June 30, 1997. However, effective June 30, 1997, UST chose to no longer sell the IBM AS/400 and RS/6000 midrange computers due to gross margins being lower than anticipated. During 1997, UST continued to sell miscellaneous computer hardware and software as part of their systems integration business. Accordingly, revenue from product sales decreased in the second half of 1997 and remained at similar levels through the date of the merger in April 1998.

      The Company entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $38,196 during the year ended December 31, 1997 as compared to $60,075 for the prior year, a decrease of approximately $22,000 or 36%. The Company generally expects royalty revenue to decrease due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

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

      During the year ended December 31, 1997, the cost of service fees for custom multimedia software services was $623,879 as compared to $782,413 in the prior year, resulting in gross margins (loss) of approximately 27% and (42%), respectively. The improvement in gross margins is primarily due to the consolidation of the multimedia related operations into one location, as well as an increase in revenue. The consolidation of the Redmond, Washington office was completed by December 31, 1996.

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

       CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

      The Report of Independent Accountants on the 1998 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,891,360 for the year ended December 31, 1998, and as of December 31, 1998 had an accumulated deficit of $16,457,675. In addition, in April 1998, the Company settled certain litigious matters with the holder of its convertible subordinated debenture, which resulted in the debenture being reinstated. See Note 14 to the Notes to Consolidated Financial Statements. As discussed in Note 1 to the Notes to the Consolidated Financial Statements and under STRATEGY TO ACHIEVE PROFITABLE OPERATIONS below, the Company plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company.

      For the year ended December 31, 1998, the Company used cash of approximately $1,027,000 in operations. In addition to the net loss of approximately $2.9 million, the Company experienced increases in accounts receivable and other assets. Net cash of approximately $17,000 was used for the purchase of equipment. Net cash of approximately $30,000 was used to make payments on UST's obligations to a bank and pay a fee in connection with the Company's convertible subordinated debenture.

      For the year ended December 31, 1997, the Company used cash of approximately $2.2 million in operations. In addition to the net loss of approximately $2.9 million, the Company experienced an decrease in accounts receivable and a corresponding decrease in accounts payable and accrued expenses. Net cash of approximately $474,000 was provided from proceeds received at maturity of U.S. government securities, offset by net cash of approximately $87,000 used for the purchase of equipment. Net cash of approximately $2.0 million was provided by financing activities representing approximately $2.3 million provided by the issuance of the Company's 6% Subordinated Convertible debenture and the exercise of common stock options and warrants, offset by approximately $334,000 used to make payments on UST's obligations to a bank.

      Existing cash and cash equivalent balances, together with funds to be generated from investment income and future revenues are not expected to provide sufficient liquidity to meet anticipated cash needs on either a short-term or long-term basis. On April 8, 1998, the Company completed the divestiture of its wholly owned subsidiary, UST, as described in "Description of Business - Systems Integration Services" and Note 2 to the Notes to the Consolidated Financial Statements. Consideration received by the Company includes (i) 100,000 shares of common stock of UST valued at $500,000 or $5.00 per share; (ii) a $600,000 promissory note due the earlier of the closing of a $2,000,000 private placement or sixty days of the closing of the merger; and (iii) a convertible debenture for $1,025,000 due the earlier of 18 months from the closing of the merger or at the time of a public offering by UST. Management recognizes that the Company will require additional financing until such time that revenues are of sufficient volume to generate positive cash flows from operations. Although the Company will be seeking financing from placements of equity or debt securities, there can be no assurances that such financing will be available, or if available, will be under terms and conditions suitable to the Company. The unavailability or timing of any financing, could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.

 . In addition, in February 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets requirement and that the Company's securities were scheduled for delisting. Although the Company formally requested a temporary exemption, Nasdaq effected delisting on September 1, 1998, after which SSGI's shares have traded on the Nasdaq "bulletin board". SSGI would prefer that they be listed among the small cap companies, and the Company will apply for such listing when its corporate profile again meets the requirements. Meanwhile, there is an efficient market for the sale and purchase of the Company's shares.


        OTHER FACTORS AFFECTING FUTURE RESULTS

        RECENT LOSSES AND ACCUMULATED DEFICIT. The Company incurred a net loss of approximately $2,891,000 for the year ended December 31, 1998 and had an accumulated deficit of approximately $16,458,000 as of December 31, 1998. There can be no assurance that the Company will not incur significant additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

        GOING CONCERN ASSUMPTIONS; FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING. The Company's independent accountants' report on its financial statements as of and for the years ended December 31, 1998 and 1997 contains an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountants' report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations.


      STRATEGY TO ACHIEVE PROFITABLE OPERATIONS

      In April of 1998, the Company divested itself of UST, which had been a wholly owned subsidiary. The rationale governing that divestiture recognized that UST would require a disproportionately large part of the Company's present and future capital in order to become viable. As an independent entity, UST has been working closely with its investment bankers to obtain adequate new funding. This effort by UST is important to the Company because, if it is successful, it will enable UST to repay its obligations to the Company in the shortest time possible. However, due to the uncertainty of UST's ability to raise additional capital and perform on its obligations due the Company, management believes the assets recorded at the time of the divestiture are fully impaired and as such, has written them down to zero as of December 31, 1998.

      The Company's current operations, subsequent to the UST divestiture, are those comprising its former Multimedia Division which has as its mission statement - "We optimize human performance using leading edge technology-based training solutions to eliminate the barriers of time and space." Within those parameters, there has been a substantial year-to-year growth in revenues. (1997 more than 50% over 1996: 1998 more than 37% over 1997). This trend appears to be continuing into 1999.

      The Company's current growth strategy includes the implementation of a more focused sales and marketing effort which targets the division's sales and marketing of technology-based training solutions to the manufacturing and transportation industries. Existing clients are an important component of the Company's marketing strategy. Follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company believes that it has good relationships with its existing customer base and expects that these contacts will enable it to pursue this strategy successfully.

      In addition, the Company is producing more and more Internet compatible products, and is continually investigating and leveraging this knowledge for future applications. The Company believes that Internet related projects will become the primary source of revenue generation in the not too distant future.

      In the normal course of business, the Company evaluates the acquisition of businesses, products and technologies that complement the Company's business. In addition, the Company may also evaluate strategic alliances and joint ventures that can provide the Company with additional complementary capabilities or further broaden its base of customers requiring the products and services currently provided. During 1998, the Company and TAMSCO (a private corporation) agreed to seek external financing which would facilitate a merger of their operations. Unfortunately, our financial consultants have not yet been able to arrange such funding on acceptable terms, and consequently we do not anticipate that a merger with TAMSCO will be effected in the foreseable future. Notwithstanding, SSGI intends to evaluate this and other potential mergers which might enhance our Company's growth by adding complementary, similar product lines.

      There can be no assurance that the strategies addressed above and elsewhere herein will generate sufficient revenues and cash flow for the Company to reach profitability or to ensure the continued existence of the Company.

IMPACT OF INFLATION

      Inflation has not had any significant effect of the Company's operations.


NEW ACCOUNTING STANDARDS

      During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. The Company's comprehensive income is the same as its net income for all periods presented. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The accounting policies of the segments are the same as those described in Note 1 to the Company's financial statements. From July 1996 through March 1998, the Company was a full service provider of technology based software solutions and computer systems integration and support services. To achieve these objectives, the Company had two reportable segments during that timeframe: a systems integration division and a multimedia division. For a description of the divisions see Note 1 in the financial statements.

      In December 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition,

With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management is assessing the impact that SOP 98-9 will have on the Company's results of operations.


IMPACT OF YEAR 2000 ISSUE

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

      The Company's payroll information system includes an ADP system which was upgraded to the most recent version in 1998. The system is believed to be "Year 2000" complaint.

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

      Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where practicable. However such failures, including failures of any contingency plans, remain a possibly and could have a material adverse impact on the company's results of financial condition.

      In addition, the "Year 2000" issue could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. However, there can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent the Company may be affected by it.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                        Page No.

Report of Independent Accountants, on the December 31, 1998
        and 1997 Consolidated Financial Statements                         F-2

Consolidated Balance Sheets, December 31, 1998 and 1997                    F-3

Consolidated Statements of Operations for the years
         ended December 31, 1998, 1997, and 1996                           F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years
         ended December 31, 1998, 1997, and 1996                           F-5

Consolidated Statements of Cash Flows for the years
         ended December 31, 1998, 1997, and 1996                           F-6

Notes to Consolidated Financial Statements                          F-7 - F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of Strategic Solutions Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Strategic Solutions Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has a significant accumulated deficit, and its existing cash resources are insufficient to fund its planned operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP
McLean, Virginia
April 12, 1999


                                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,            December 31,
                                                                                           1998                    1997
                                                                                 ----------------------------------------------
                                                        ASSETS
                                                        ------
Current assets
       Cash and cash equivalents                                                 $             67,991    $           1,149,372
       Accounts receivable, net of allowance for doubtful accounts
          of $45,000 and $75,000, respectively                                                189,630                  666,841
       Prepaid expenses and other current assets                                               24,497                  137,618
                                                                                 ---------------------   ----------------------
          Total current assets                                                                282,118                1,953,831
                                                                                 ----------------------------------------------
Property and equipment, at cost
       Computers, furniture and equipment                                                     410,972                1,058,313
       Less accumulated depreciation                                                          325,656                  701,390
                                                                                 ----------------------------------------------
          Net property and equipment                                                           85,316                  356,923
                                                                                 ----------------------------------------------

Other assets                                                                                  112,543                1,446,066
                                                                                 ----------------------------------------------
                                                                                 $            479,977    $           3,756,820
                                                                                 ==============================================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 ---------------------------------------------
Current liabilities
       Accounts payable and accrued liabilities                                  $            364,148    $           1,027,935
       Deferred revenue                                                                         1,240                   66,558
       Note payable to bank                                                                        --                   40,334
       Convertible subordinated debenture                                                   1,007,277                       --
       Other current liabilities                                                              411,966                  168,700
                                                                                 ----------------------------------------------
          Total current liabilities                                                         1,784,631                1,303,527

Convertilble subordinated debenture                                                                --                1,487,864
                                                                                 ----------------------------------------------

          Total liabilities                                                                 1,784,631                2,791,391
                                                                                 ----------------------------------------------
Commitments and contingencies (Notes 10, 13 and 14)

Stockholders' equity (deficit)
       Common stock, $.0001 par value.  Authorized 10,000,000
          and 5,000,000 shares; issued and outstanding 3,399,670
          and 1,768,839 shares as of December 31, 1998 and 1997                                   340                      177
       Additional paid-in capital                                                          15,230,243               14,647,910
       Accumulated deficit                                                                (16,457,675)             (13,566,315)
       Deferred compensation                                                                  (77,562)                (116,343)
                                                                                 ----------------------------------------------
          Total stockholders' equity (deficit)                                             (1,304,654)                 965,429
                                                                                 ----------------------------------------------

                                                                                 $            479,977    $           3,756,820
                                                                                 ==============================================

The accompanying notes are an integral part of these consolidated financial statements.


                                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Year ended December 31,
                                                                   -------------------------------------------------
                                                                        1998              1997             1996
                                                                   -------------------------------------------------
      Revenues:

          Service revenues                                         $   1,533,352    $    2,658,409   $    1,155,763
          Product revenues                                                73,328         2,095,218          372,256
          Royalty revenues                                                51,916            38,196           60,075
                                                                   --------------   ---------------    -------------
                   Total revenue                                       1,658,596         4,791,823        1,588,094
                                                                   -------------------------------------------------
      Cost of revenues:
          Cost of service revenues                                       801,168         1,678,704        1,385,131
          Cost of product revenues                                        44,493         1,848,385          223,498
                                                                     -----------------------------------------------
                   Total cost of revenues                                845,661         3,527,089        1,608,629
                                                                     -----------------------------------------------

          Gross profit (loss)                                            812,935         1,264,734          (20,535)
                                                                     -----------------------------------------------

      Operating expenses:
          Research and development                                        55,456           323,002          251,778
          Selling, general and administrative                          2,361,634         3,492,154        2,691,483
          Write-off of impaired asset                                    910,000                --               --
          Write-off of purchased research and development                     --                --          289,330
          Write-off of goodwill related to purchase of
              U.S. Technologies, Inc.                                         --                --          577,796
                                                                   -------------------------------------------------
                   Total operating expenses                            3,327,090         3,815,156        3,810,387
                                                                   -------------------------------------------------
      Loss from operations                                            (2,514,155)       (2,550,422)      (3,830,922)

      Other (expense) income, net                                       (377,205)         (349,934)           7,301
                                                                   -------------------------------------------------
      Net loss                                                     $  (2,891,360)   $   (2,900,356)  $   (3,823,621)
                                                                   =================================================
      Net loss per common share - basic and diluted                $       (1.15)   $        (1.70)  $        (2.58)
                                                                   =================================================
      Weighted average number of common shares outstanding             2,512,748         1,705,228        1,483,831
                                                                   =================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Common Stock              Additional
                                                    ---------------------------        Paid-in
                                                      Shares           Amount          Capital
                                                    -----------------------------------------------

Balance, December 31, 1995                            1,441,024     $      144    $    11,280,624

   Exercise of  stock options                            32,856              3            238,424
   Stock issued for services                             25,000              3            193,904
   Stock issued in connection with
    Forsight acquisition                                 20,000              2            159,373
   Adjustment to 1995 offering costs                         --             --             21,224
   Amortization of deferred compensation                     --             --                 --
   Net loss                                                  --             --                 --
                                                    -----------------------------------------------
Balance, December 31, 1996                            1,518,880            152         11,893,549

   Exercise of  stock options and warrants              111,071             11            792,606
   Grant of stock options in connection with
    financial consulting agreement                           --             --          1,150,000
   Exercise of  stock options in connection with
    financial consulting agreement                      100,000             10            188,979
   Stock issued for services                             38,888              4            171,246
   Warrants issued in connection with
    convertible subordinated debenture                       --             --            112,136
   Value of beneficial conversion feature on
    convertible subordinated debenture                       --             --            339,394
   Amortization of deferred compensation                     --             --                 --
   Net loss                                                  --             --                 --
                                                    -----------------------------------------------
Balance, December 31, 1997                            1,768,839            177         14,647,910

   Shares  issued upon conversion of
    subordinated debenture                            1,630,831            163            548,018
   Stock options granted to nonemployee for
    consulting services                                      --             --             34,315
   Amortization of deferred compensation                     --             --                 --
   Net loss                                                  --             --                 --
                                                    -----------------------------------------------
Balance, December 31, 1998                            3,399,670     $      340    $    15,230,243
                                                    ===============================================


                                                             Accumulated         Deferred
                                                               Deficit         Compensation           Total
                                                      --------------------------------------------------------
Balance, December 31, 1995                              $    (6,842,338)   $            --    $     4,438,430

   Exercise of  stock options                                        --                 --            238,427
   Stock issued for services                                         --           (193,907)                --
   Stock issued in connection with
    Forsight acquisition                                             --                 --            159,375
   Adjustment to 1995 offering costs                                 --                 --             21,224
   Amortization of deferred compensation                             --             38,783             38,783
   Net loss                                                  (3,823,621)                --         (3,823,621)
                                                      --------------------------------------------------------
Balance, December 31, 1996                                  (10,665,959)          (155,124)         1,072,618

   Exercise of  stock options and warrants                           --                 --            792,617
   Grant of stock options in connection with
    financial consulting agreement                                   --                 --          1,150,000
   Exercise of  stock options in connection with
    financial consulting agreement                                   --                 --            188,989
   Stock issued for services                                         --                 --            171,250
   Warrants issued in connection with
    convertible subordinated debenture                               --                 --            112,136
   Value of beneficial conversion feature on
    convertible subordinated debenture                               --                 --            339,394
   Amortization of deferred compensation                             --             38,781             38,781
   Net loss                                                  (2,900,356)                --         (2,900,356)
                                                      --------------------------------------------------------
Balance, December 31, 1997                                  (13,566,315)          (116,343)           965,429

   Shares  issued upon conversion of
    subordinated debenture                                           --                 --            548,181
   Stock options granted to nonemployee for
    consulting services                                              --                 --             34,315
   Amortization of deferred compensation                             --             38,781             38,781
   Net loss                                                  (2,891,360)                --         (2,891,360)
                                                      --------------------------------------------------------
Balance, December 31, 1998                              $   (16,457,675)   $       (77,562)   $    (1,304,654)
                                                      ========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended December 31,
                                                                          1998              1997              1996
                                                                    ----------------------------------------------------
     Cash flows from operating activities
        Net loss                                                    $   (2,891,360)   $   (2,900,356)   $    (3,823,621)
        Adjustments to reconcile net loss to net cash used in
              operating activities, net of effects from purchases
              of Forsight, Inc. and U.S. Technologies, Inc.:
           Depreciation and amortization                                   161,968           224,132            269,741
           Amortization of deferred financing costs                        132,785            22,004                 --
           Loss on disposal of assets                                        5,743             4,666             22,634
           Provision for bad debt expense                                       --           119,096             28,981
           Interest expense associated with beneficial conversion
              feature on convertible subordinated debentures                    --           339,394                 --
           Noncash expense for services                                    240,000           171,250                 --
           Compensation expense on equity securities                        73,096            38,781             38,783
           Write-off of impaired asset                                     910,000                --                 --
           Write-off of purchased research and development                      --                --            289,330
           Write-off of goodwill                                                --                --            577,796
           Increase (decrease) in cash from changes in assets and
              liabilities:
              Accounts receivable                                          157,759          (374,717)           (31,119)
              Prepaid expenses and other current assets                     88,250            51,853            (27,009)
              Other assets                                                 (31,183)            2,415             25,276
              Accounts payable and accrued liabilities                     (13,770)          231,206             (1,146)
              Other liabilities                                            139,892           (91,029)          (130,659)
                                                                    ----------------------------------------------------
        Net cash used in operating activities                           (1,026,820)       (2,161,305)        (2,761,013)
                                                                    ----------------------------------------------------
     Cash flows from investing activities
        Purchase of U.S. government securities                                  --                --           (474,144)
        Proceeds from maturity of U.S. government securities                    --           474,144                 --
        Capital expenditures                                               (17,372)          (86,570)          (134,033)
        Cash balance of divested subsidiary                                 (7,189)
        Proceeds from sales of property and equipment                           --                --             11,200
        Payment for purchase of Forsight, Inc., net of cash
          acquired                                                              --                --            (46,424)
        Cash acquired from purchase of U.S. Technologies, Inc.                  --                --              9,549
                                                                    ----------------------------------------------------
        Net cash provided by (used in) investing activities                (24,561)          387,574           (633,852)
                                                                    ----------------------------------------------------
     Cash flows from financing activities
        Net proceeds from issuance of convertible subordinated
          debenture                                                             --         1,335,957                 --
        Net proceeds from exercise of stock options and warrants                --           981,606            199,997
        Net proceeds from sale of common stock                                  --                --                 --
        Payments on line of credit                                              --          (290,833)           (26,886)
        Payments on notes payable to bank                                  (30,000)          (42,908)           (16,499)
                                                                    ----------------------------------------------------
        Net cash provided by financing activities                          (30,000)        1,983,822            156,612
                                                                    ----------------------------------------------------
     Net increase (decrease) in cash and cash equivalents               (1,081,381)          210,091         (3,238,253)

     Cash and cash equivalents, beginning of year                        1,149,372           939,281          4,177,534
                                                                    ----------------------------------------------------
     Cash and cash equivalents, end of year                         $       67,991    $    1,149,372    $       939,281
                                                                    ====================================================
     Supplemental disclosures of cash paid:
        Interest                                                    $        5,524    $       33,901    $        22,701

     Supplemental schedule of noncash investing and financing
       activities:
        Stock issued as payment for unearned professional fees      $           --    $    1,150,000    $       193,907
        Stock options exercised in lieu of payment for
           professional fees                                                    --                --             38,430
        Stock issued in connection with acquisition of Forsight                 --                --            159,375
        Discount on convertible subordinated debenture                          --           112,136                 --
        Stock issued upon conversion of convertible debentures             548,181                --                 --

The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.      THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business. During 1997 and through March 1998, Strategic Solutions Group, Inc. (formerly, Pacific Animated Imaging Corporation) and its subsidiaries (the "Company") were full-service providers of technology based software solutions and computer systems integration (including the sale of hardware and software products) and support services. In April 1998, the Company divested itself of its systems integration subsidiary U.S. Technologies, Inc. ("UST"). See Note 2 for further discussion. The Company's Multimedia division specializes in the development of custom interactive multimedia software for use in the areas of process enhancement, technical documentation, training, and performance support for a variety of commercial and industrial end-users.

      Going Concern. The Company's financial statements for the year ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,891,360 for the year ended December 31, 1998 and as of December 31, 1998 had an accumulated deficit of $16,457,675. In addition, during 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets. Subsequently, in 1998 the Company's securities were delisted. Management recognizes that in order to develop and market its services effectively, the Company will require additional financing until such time that service fees are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of its equity securities or placements of debt, there can be no assurances that such financing will be available or, if available, will be under terms and conditions suitable to the Company. Management's plans to address the losses and liquidity matters include
(i) growing the multimedia operations by implementing a more focused marketing and sales program; and (ii) pursuing an acquisition program of related businesses. However, no assurances can be given that these measures, even if successful, will ensure the continued existence of the Company. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Principles of Consolidation. The consolidated financial statements include the accounts of Strategic Solutions Group, Inc. and its wholly owned subsidiaries.

      Revenue Recognition. Revenues generated from the sale of software products are recognized in accordance with the Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. Revenues from software product sales are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Revenues from software development, consulting and training services are recognized as services are performed. Revenues from certain custom multimedia software products are recognized using the percentage of completion method due to the significant customization involved in their development. Cost estimates are reviewed periodically as work progresses, and adjustments to revenue are reflected in the period in which revisions to such estimates are deemed necessary. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services and is adjusted on a quarterly basis to reflect the status of projects.

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


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

      Per Share Data. Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares include stock options, warrants, or other convertible securities that could be exercised or converted into common stock and are not included in the computation of dilutive earnings per share if they are anti-dilutive. The Company did not have any dilutive potential common shares for any of the years presented. Net loss available to common stockholders was not adjusted for any of the years presented. For all periods presented herein, diluted earnings per share is the same as basic earnings per share because the effects of such items were antidilutive given the losses incurred in such periods.

      Research and Development Expenses and Software Development Costs. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as the completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs with respect to its continuing operations. In addition, research and development costs including software development costs prior to technological feasibility are expensed in the period in which they are incurred.

      Concentration of Credit Risk. The Company had approximately zero and $950,000 on deposit in money market funds with strong credit ratings and checking accounts at various commercial banking institutions in excess of insured amounts at December 31, 1998 and 1997, respectively. The Company has not experienced losses on these investments.

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



      For the year ended December 31, 1998, two customers, a truck manufacturer and a government division, accounted for 35% and 25%, respectively, of the Company's revenue. For the year ended December 31, 1997, no one customer accounted for 10% of the Company's revenue. For the year ended December 31, 1996, one customer, a systems integrator, accounted for 10% of the Company's revenue. At December 31, 1998, four customers accounted for 25%, 22%, 15% and 13%, respectively, of accounts receivable. At December 31, 1997, one customer, an insurance company, accounted for approximately 12% of accounts receivable.

      Recoverability of Long-Lived Assets. The Company evaluates the recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. As of December 31, 1998, the Company recognized an impairment loss of $910,000 related to the write-off of a deferred asset relating to future consulting services, as the recoverability of the carrying value of the asset was uncertain. As of December 31, 1996, the Company recognized an impairment loss of approximately $578,000 related to the write-off of goodwill that resulted from the purchase of UST (see Note 2). Factors leading to the impairment were a combination of historical losses, anticipated future losses, and inadequate cash flows.

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

      Fair Value of Financial Instruments. The Company believes that for all financial instruments the carrying amount, as reported in the balance sheet, approximates fair value.

      New Accounting Pronouncements. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. The Company's comprehensive income is the same as its net income for all periods presented. See Note 15 for the Company's segment information pursuant to SFAS 131.

       In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management is assessing the impact that SOP 98-9 will have on the Company's results of operations.

        In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. Management does not believe that SOP 98-1 will have a material impact on the Company's results of operations or financial condition.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



      Reclassifications. Certain prior year amounts have been reclassified to correspond to the current year presentation.


2.             ACQUISITIONS AND DIVESTITURE OF U.S. TECHNOLOGIES, INC.

      During 1996, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's statement of income for the period in which they were owned by the Company.

      Acquisition of Forsight, Inc.

      Effective February 2, 1996, the Company acquired substantially all the assets of Forsight, Inc. ("Forsight"), a closely held corporation engaged in the business of developing and selling interactive multimedia software to the business communications and the consumer publishing market for a total purchase price of approximately $375,000, plus direct expenses of the acquisition which totaled approximately $23,000. The Company acquired cash, fixtures and equipment, accounts receivable, intellectual property, and other miscellaneous assets for the assumption of certain liabilities of Forsight, which totaled approximately $200,000, and 20,000 unregistered shares of the Company's common stock. Other terms of the acquisition included the employment by the Company of certain of Forsight's key employees, who will continue as part of the Company's senior management team; and the acquisition of all of the shares of Series A Convertible Preferred Stock of Forsight from Circa Pharmaceuticals, Inc. in an amount equal to thirty percent of the net income each year for three years of Forsight's operations up to a maximum value of $600,000, payable in unregistered shares of common stock of the Company. The Series A Convertible Preferred Stock of Forsight was canceled after the acquisition. The Company allocated approximately $109,000 to identifiable tangible assets and wrote-off approximately $289,000 as in process research and development on the date of acquisition. The acquisition did not meet materiality thresholds for separate pro forma disclosure.

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

      In addition, under the terms of the merger, the former 100% owner of UST had the ability to earn up to 31,068 shares of common stock in the Company (the market value of which was $400,000 as of the date of the merger), provided certain financial milestones were met by UST. The value of the shares of common stock would have been accounted for as compensation at the time of issuance. As of December 31, 1997 and the date of divestiture of UST, no shares of the Company's common stock had been earned by the former 100% owner of UST.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



      If the acquisition of UST had occurred on January 1, 1996, management estimates that on an unaudited pro forma consolidated basis, revenues, total operating expenses, net loss, and net loss per common share would have been as follows:
                                                                   1996
                                                                   ----
      Revenues                                                  $2,918,235
      Total operating expenses                                  $6,945,473
      Net loss                                                 ($4,036,851)
      Net loss per common share - basic and diluted              ($2.72)

      These estimates were based on assumptions that management deems appropriate, but the results are not necessarily indicative of those that might have occurred had the acquisition taken place on January 1, 1996.

      Divestiture of U.S. Technologies, Inc.

        During the first quarter 1998, the Company made a strategic decision to focus its business on its multimedia technology based software solutions and as such divested itself of its computer systems integration division.

      On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., an existing Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consists of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from UST in the principal amount of $600,000 with 6% interest due the earlier of the closing of a $2,000,000 private placement of UST's equity securities or 60 days after the closing of the merger; and (iii) a 6% subordinated convertible debenture in the principal amount of $1,027,808 due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note is secured by all of the assets of UST and the pledge of all of the outstanding stock of UST. The Company has the option to convert the $1,027,808 debenture upon the occurrence of the first public offering into shares of Common Stock of UST at a conversion price for each share of Common Stock equal to the public offering price of the Common Stock less twenty (20%) percent. As a result of this transaction, the Company's direct ownership in UST was reduced from 100% to approximately 14%.

               In accordance with Staff Accounting Bulletin 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB 5-E), the transaction was accounted for as a divestiture. Accordingly, the consideration received was recorded as assets in the Company's consolidated balance sheet and the related gain was deferred until the Company ultimately collects the cash as prescribed under SAB 5-U, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity."

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



      At December 31, 1998, the promissory note from UST in the principal amount of $600,000 had not been paid. In addition, the Company is currently in the process of renegotiating all of the terms of its agreement with UST. However, to date an agreement has not yet been reached. As a result of the uncertainty of the ongoing negotiations with UST and the inability of UST to meet its obligations due the Company, management believes that the assets recorded at the time of the divestiture have been impaired. Accordingly, the Company has reserved the entire promissory note receivable balance and has written down its investment of 100,000 shares in UST to zero at December 31, 1998. In addition, the related deferred gain was written down to its net realizable value at December 31, 1998.


3.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities as of December 31, 1998 and 1997 consist of the following:

                                                    December 31,
                                               1998             1997
                                               ----             ----
      Accounts payable                     $  140,876        $  673,417
      Payroll and related expenses             52,981           192,552
      Other                                   170,291           161,966
                                           ----------        ----------
                                           $  364,148        $1,027,935
                                           ==========        ==========

4.        NOTE PAYABLE TO BANK

        As of December 31, 1997, UST had a note payable to a bank with a balance of $40,334 due in April 1998. The note was payable in monthly installments of $10,000, bearing interest at 10.5% and was collateralized by equipment and accounts receivable. The Company paid $30,000 of the balance during 1998 and the remaining amount was part of the divested entity in April 1998.

5.        LONG-TERM DEBT

      On October 31, 1997, the Company issued a $1,600,000 6% Convertible Subordinated Debenture (the "Debenture"). The Debenture accrues interest from the date of issuance and is due and payable on October 31, 1999. The Debenture is subordinated to all indebtedness and obligations of the Company for borrowed money, under financing leases, for all obligations issued or assumed as full or partial payment for property, and any trade obligation entered into in the ordinary course of business. The holder of the Debenture is entitled, at its option, to convert, in $50,000 increments, at any time commencing the earlier of
(a) December 30, 1997 or (b) the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Company filed a Form S-3 with the Securities and Exchange Commission which was declared effective January 29, 1998. Pursuant to an agreement dated March 19, 1999, the holder of the debenture has the right to convert monthly, beginning in March 1999, up to 4.99% of the Company's outstanding common stock. This right expires in October 1999.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



      The conversion price for each share of common stock is equal to the lesser of (a) $4.24 (the "Maximum Price") or (b) 80% of the average market price on the five trading days immediately preceding the conversion date provided that in no event shall the conversion price be less than a defined percentage of the Maximum Price. During 1998, the holder converted $549,000 of the debentures to shares of the Company's common stock. The Company recognized approximately $80,000 and $16,000, respectively, of interest expense during 1998 and 1997. The Company recognized interest expense of approximately $339,000 in 1997 resulting from the beneficial conversion feature. Debt issuance costs were approximately $264,000 and are being expensed over the term of the debt using the straight-line method. The Company recognized approximately $132,000 and $22,000 of the debt issuance costs during the years ended December 31, 1998 and 1997, respectively. See Note 14 for a discussion regarding litigation involving the Debenture.

      In connection with the issuance of the Debenture, the Company also issued 40,000 Warrants (the "Warrants") exercisable at a price of $4.5375. The Company ascribed a fair value of $112,136 to the Warrants at the time of issuance. The debt will be written up to its face value of $1,600,000, adjusted for conversions, and the corresponding discount will be expensed using the straight-line method, which approximates the interest method, over the term of the debt.


6.    COMMON STOCK

      On June 16, 1998 the Board of Directors approved an amendment to the certificate of incorporation to increase the number of authorized shares of the Company's common stock from 5,000,000 to 10,000,000. During 1998, the Company issued approximately 1,631,000 shares of common stock upon the conversion of convertible debentures by the debenture holder.

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


7.      STOCK OPTION PLANS

      Stock Option Repricing

      Effective June 16, 1998, the Company's Board of Directors approved a repricing of all active employees, directors and consultant's stock options. Accordingly, options with respect to 116,157 shares of the Company's common stock were cancelled and new options with respect to the same number of shares were granted with an exercise price of $0.375. Other terms and conditions of the options remained the same.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------




      Incentive Stock Option Plans

      In 1992, the shareholders approved the Company's Incentive Stock Option Plan ("ISO Plan No. 1") for its employees to purchase up to a total of 39,222 registered shares of the Company's common stock. In 1994, the shareholders approved the Company's Incentive Stock Option Plan No. 2 ("ISO Plan No. 2") for its employees to purchase up to a total of 28,571 registered shares of the Company's common stock. In 1997, the shareholders approved the Company's Incentive Stock Option Plan No. 3 ("ISO Plan No. 3") for its employees to purchase up to a total of 80,000 registered shares of the Company's common stock. In 1998, the shareholders approved the Company's Incentive Stock Option Plan No. 4 ("ISO Plan No. 4") for its employees to purchase up to a total of 85,000 registered shares of the Company's common stock. For the Incentive Stock Option Plans, the option price per share may not be less than the fair market value of the stock on the date of the grant, the terms of the options are ten years from the date of grant, and options vest over a five-year period beginning on the date of grant. If immediately before a grant an employee owns more than 10% of the total combined voting stock of the Company, the exercise price shall be at least 110% of the fair market value of the stock on the date of the grant and the options expire five years from the date of grant.

      A summary of option activity since December 31, 1995 under ISO Plans No. 1, No. 2, No. 3 and No. 4 is as follows:

                                                Number         Weighted Average
                                              of Options         Option Prices
                                              ----------         -------------

Options outstanding at December 31, 1995        55,136              $ 10.57
    Granted                                     37,711              $ 10.50
    Exercised                                     --                  --
    Expired                                    (45,708)             $ 10.75
                                                ------
Options outstanding at December 31, 1996        47,139              $ 10.00
    Granted                                     57,426              $  6.34
    Exercised                                     --                  --
    Expired                                    (57,139)             $ 10.95
                                                ------
Options outstanding at December 31, 1997        47,426              $ 4.44
    Granted                                    145,300              $ 0.85
    Exercised                                     --                  --
    Expired                                   (112,900)             $ 2.26
                                               -------
Options outstanding at December 31, 1998        79,826              $ 1.02
                                                ------

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



Effective in 1996, the Company adopted Nonqualified Stock Option Plan Nos. 4, 5, and 6 under which the Company authorized the issuance of options to employees and consultants for the purchase of up to a total of 32,500, 100,000, and 150,000 shares, respectively, of its common stock. Effective in 1997, the Company adopted Nonqualified Stock Option Plan No. 7 under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 100,000 registered shares of its common stock. Effective in 1998, the Company adopted Nonqualified Stock Option Plan Nos. 8 and 9 under which the Company authorized the issuance of options to directors and consultants for the purchase of up to a total of 25,000 registered shares of its common stock under each of the new plans. Options granted under the Nonqualified Stock Option Plans are accounted for based upon their fair value at the date of their issuance. The option price per share under these plans may be greater than or less than the fair market value of the stock on the date of the grant. Both the option price and the terms of the options are determined by the Board of Directors or a committee of the Board as of the date of the grant. Generally, the terms of the options are ten years from the date of grant, and options vest 100% on the date of grant.

      A summary of option activity since December 31, 1995 under the Nonqualified Plans is as follows:

                                                 Number       Weighted Average
                                               of Options       Option Prices
                                               ----------       -------------
Options outstanding at December 31, 1995        83,568              $ 8.14
    Granted                                    182,500              $ 10.67
    Exercised                                  (32,856)             $ 7.26
    Expired                                    (28,500)             $ 5.25
                                                ------
Options outstanding at December 31, 1996       204,712              $ 11.04
    Granted                                    443,284              $ 4.69
    Exercised                                 (131,071)             $ 3.44
    Expired                                   (244,284)             $ 10.48
                                               -------
Options outstanding at December 31, 1997       272,641              $ 4.80
    Granted                                    122,862              $ 0.80
    Exercised                                    --                    --
    Expired                                    (37,857)             $ 3.03
                                                ------
Options outstanding at December 31, 1998       357,646              $ 4.20
                                               -------

      The weighted average fair value per share of options granted during 1998 and 1997 was $0.83 and $4.59, respectively. The following table summarizes additional information about the stock options outstanding under the Company's stock option plans at December 31, 1998:

                                       Weighted                               Weighted
                                        Average    Weighted                  Average
                                       Remaining    Average                   Exercise
  Range of Exercise        Number     Contractual  Exercise       Number     Price of
        Prices          Outstanding      Life        Price     Exercisable   Exercisable
----------------------------------------------------------------------------------------
    $0.08 - $0.08              2,000      9.8        $0.08              400    $0.08
    $0.38 - $0.53            150,957      9.1        $0.39          150,957    $0.38
     $1.50-$1.63               7,005      9.2        $1.59            5,405    $1.62
     $4.44-$4.44             212,297      8.8        $4.44          212,297    $4.44
     $7.00-$10.50             47,357      7.9        $7.42           47,357    $7.42
    $11.38-$13.50             17,856      7.8       $13.16           17,283   $13.22
                              ------      ---       ------           ------   ------
                             437,472      8.8        $3.66          433,699    $3.25
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


                                                        1998          1997
                                                        ----          ----
      Net loss - as reported                         $2,891,360    $2,900,356
      Net loss - pro forma                           $2,998,995    $3,945,620

      Net loss per share (basic and diluted) -
          as reported                                     $1.15         $1.70
      Net loss per share (basic and diluted) -
          pro forma                                       $1.19         $2.31

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for each year:

                                                        1998          1997
                                                        ----          ----
      Risk-free interest rate                           5.50%         6.11%
      Expected life of options - years                   5.0           5.0
      Expected stock price volatility                    100%           88%
      Expected dividend yield                              0%            0%


8.      INCOME TAXES

      The tax effects of the primary temporary differences and carryforwards which give rise to net deferred tax assets are as follows as of December 31, 1998 and 1997:
                                                         December 31,
                                                      1998           1997
                                                      ----           ----
         Net operating loss carryforwards          $4,907,000    $4,618,000
         Other                                        159,000       297,000
                                                   ----------    ----------
                                                    5,066,000     4,915,000
         Valuation allowance                       (5,066,000)   (4,915,000)
                                                   ----------    ----------
                                                   $   --        $    --
                                                   ==========    ===========

      Realization of deferred tax assets at the balance sheet date are dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 1998 and 1997.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

      The change in the deferred tax asset valuation allowance is primarily attributable to the increase in net operating loss carryforwards. As of December 31, 1998, net operating loss carryforwards total approximately $12.7 million which expire at various times through 2012. As a result of certain changes in ownership, the use of these carryforwards to offset future taxable income may be limited.


9.    RELATED PARTY TRANSACTIONS

      Prior to the acquisition, UST's sole stockholder advanced amounts to UST to fund working capital needs. The amounts due were non-interest bearing and were to be repaid upon availability of funds and after all amounts due to the bank were repaid in full by UST. These loans were classified as short-term obligations as of December 31, 1997 and were included in other current liabilities and long-term obligations as of December 31, 1996 which were included in other long-term liabilities. The amount due as of December 31, 1997 and 1996 was $120,579. With the divestiture of UST in April 1998, these obligations are no longer the responsibility of the Company.


10.      LEASES

      The Company leases office space and automobiles under separate noncancelable operating leases which expire at various dates through 2000. The agreements generally require that the Company pay applicable utility, property taxes, maintenance, and insurance costs. Certain excess office space is subleased to a third party. The future annual minimum rental payments, net of sublease income, under these leases at December 31, 1998 are as follows: 1999, $51,000; 2000 and thereafter, $0. Rental expense for the years ended December 31, 1998, 1997, and 1996, was approximately $54,000, $211,000, and $297,000, respectively.


11.   RETIREMENT AND OTHER BENEFIT PLANS

      Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $9,500. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. Contributions for the years ended December 31, 1998 and 1997 were immaterial.

      During 1994, the Company entered into split dollar agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the agreements, the Company has an interest in the policy equal to the cumulative value of all premiums paid by the Company and will be reimbursed for these premiums upon death, termination of the agreement, or termination of employment. However, since it is possible that the Company at its discretion may waive this requirement, no asset for the premium has been recorded. The Company paid approximately $12,000 and $15,000, respectively, in premiums for the years ended December 31, 1998 and 1997. Effective June 14, 1995, this plan was terminated with respect to one officer in connection with his resignation from the Company.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

12. TITLELINK JOINT VENTURE

      In December 1996, the Company's subsidiary at the time, UST, entered into an agreement with Interliant to form a joint venture, Titlelink, L.L.C. Under the terms of the agreement, the joint venture will be owned equally and managed by both members, UST and Interliant. Interliant has been appointed as the Administrative Member which has the right, power, and authority to act on behalf of the joint venture all things necessary to carry out the business of the joint venture. The joint venture owns and markets Titlelink, an on-line software application designed to streamline the real estate closing process. The initial investment in the joint venture totaled $26,000 and has been reduced by UST's proportionate share of the joint venture's operating results. UST's proportionate share of the joint venture's operating results are reflected in the Company's consolidated statements of operations, which for the year ended December 31, 1997 total a loss of approximately $215,000. Total revenue, expenses, and net loss for the joint venture for the year ended December 31, 1997 were $44,990, $474,520, and $429,530, respectively. The Company divested itself of UST during 1998, as such, the results of the joint venture are not included in the Company's consolidated financial statements for the year ended December 31, 1998.


13.COMMITMENTS

      On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). The terms of the agreement included that First Cambridge receive 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vested immediately in the 100,000 options and exercised their options on March 28, 1997. The consulting agreement permitted the assignment by First Cambridge of its obligation to perform financial consulting services thereunder. First Cambridge has assigned its obligation to another party (the "assignee") and the Company has accepted the assignment. The assignee is required to review materials provided by the Company, perform financial consulting services, and advise the Company and provide at least 50 hours of service per month on a yearly average. The consulting agreement is for the five year period January 1, 1998 - December 31, 2002. Accordingly, the Company will be recognizing an expense of $1,150,000, using the straight-line method over the term of the consulting agreement, or approximately $20,000 per month, beginning January 1, 1998. As of December 31, 1997, the Company had a deferred asset of $1,150,000 arising from this transaction. At December 31, 1998, the Company reviewed the asset for impairment and determined the services performed by the assignee were not deemed satisfactory. Further, there was uncertainty as to the extent of services to be performed in the future. As a result, the Company expensed the remaining deferred asset balance of $910,000.


14.   LITIGATION

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



The $106,000 penalty was expensed in the second quarter and included in other expenses on the statement of operations. In addition, the Company executed a judgement note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from UST. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder. No discovery has been taken and no prediction can be made as to its outcome. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.


15. SEGMENT INFORMATION

        During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The accounting policies of the segments are the same as those described in Note 1. From July 1996 through March 1998, the Company was a full service provider of technology based software solutions and computer systems integration and support services. To achieve these objectives, the Company had two reportable segments during that timeframe: a systems integration division and a multimedia division. For a description of the divisions see Note 1.


Segment information for 1998, 1997 and 1996 is as follows:


                         Systems
                      Integration      Multimedia
                        Division        Division         Other         Total
                      -------------    ------------   -----------   -----------
Revenues:
        1998          $     435,000    $  1,223,596   $    --       $ 1,658,596
        1997              3,897,861         893,962        --         4,791,823
        1996                960,257         627,838        --         1,588,095

Loss from Operations:
        1998          $    (377,051)   $ (2,137,104)       --       $(2,514,155)
        1997             (1,340,857)     (1,209,565)       --        (2,550,422)
        1996               (541,094)     (2,422,702)    (867,126)(1) (3,830,922)

Total Assets:
        1998          $       --       $    479,977        --           479,977
        1997                752,580       3,004,240        --         3,756,820
        1996                570,131       2,539,004        --         3,109,135

(1) This amount represents nonrecurring charges to operations for the year ended December 31, 1996 related to the write-off of purchased research and development and goodwill that were not associated with the two operating segments.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 1998.

NAME                             AGE     POSITION
----                             ---     --------
John J. Cadigan                  68      Chairman of the Board, President, Chief Executive
                                         Officer, Secretary, and Treasurer of the Company

Ernest A. Wagner                 38      President of the Company's Multimedia Division

A. David Rossin, Ph.D.           67      Director

Nagesh S. Mhatre, Ph.D.          66      Director

John Morgenstern                 65      Director


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

        John Morgenstern is a specialist in Command, Control, Communications and Intelligence Systems. Mr. Morgenstern is the former Director for Strategic and Theater Command and Control Systems, Office of the Secretary of Defense. Mr. Morgenstern is a business development strategist with extensive experience in proposal preparation and evaluation, fiscal and program management, and tradeoff studies for large scale and small scale system design.

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

        There are presently four directors serving on the Board. A. David Rossin has been designated as a Class I director and his term expires in 1999. Nagesh Mhatre has been designated as a Class II director and his term expires in 2000. John J. Cadigan and John Morgenstern are designated as Class III directors and with terms expiring in 2001.

        The Company has two standing committees, the Executive Compensation and Stock Option Committee and the Audit Committee. The following directors are members are appointed to the Executive Compensation and Stock Option Committee until the next annual election and until their successors are duly elected and shall qualify until their earlier death resignation or removal: A. David Rossin, John J. Cadigan, Chairman, John C. Morgenstern. The following directors are appointed to the Audit Committee until the next annual election and until their successors are duly elected and shall qualify or until their earlier death, resignation or removal: A. David Rossin, Chairman, Nagesh Mhatre. The Executive Compensation and Stock Option Committee has the power and authority to designate, recommend and/or review compensation of the Company's executive officers and other employees, including salaries, bonuses, fringe benefits and the grant of stock options. The Audit Committee has the power and authority to recommend the engagement of independent accountants, review external and internal auditing procedures and policies, review compensation paid to auditors and make recommendations and/or implement changes with respect to the foregoing.

        Officers are elected by the Board of Directors at the annual meeting of directors following the annual shareholders meeting and serve until their successors are duly elected, subject to earlier removal by the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

        This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation", "Employment Agreements", and "Executive and Other Employee Benefit Plans" and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the caption "Transactions Involving Directors and Officers" and is incorporated herein by reference.


                                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)(2)    Financial Statements
             --------------------
      A list of the Financial Statements filed as a part of this Report is set forth in Item 7 and appears at Page F-1 of this Report; which list is incorporated herein by reference.

(a)(3)  Exhibits
        --------
      1(A)     Stock Purchase Agreement with Forsight, Inc. (6)
      1(B)     Asset Purchase Agreement with Forsight, Inc. (6)
      2        Plan of Merger between U.S. Technologies,  Inc. Acquisition
                 Corporation and U.S.  Technologies,  Inc (7)
      2(A)     Articles of Merger of U.S. Technologies, Inc and U.S.
                 Technologies, Inc. Acquisition Corporation (7)
      2(B)     Agreement and Plan of Merger Among Strategic Solutions Group
                 and U.S. Technologies, Inc. (11)
      2(B)(i)  State of Florida Articles of Merger (11)
      2(C)     Promissory Note (11)
      2(D)     Pledge Agreement (11)
      2(E)     General Security Agreement for Promissory Note (11)
      2(F)     Secured Subordinated Debenture (11)
      2(G)     General Security Agreement for Debenture (11)
      2(H)     Registration Rights Agreement (11)
      3        Certificate of Incorporation and Amendment thereto (1)
      3(B)     By-Laws (1)
      3(C)     Form of Amendments to Certificate of Incorporation and Bylaws
                 dated October 20, 1995 (5)
      10       Form of  Indemnification  Agreement  executed  in favor of each officer  and  director of the
               Company (1)
      10(A)    Form of  Indemnification  Agreement  Amendment executed in favor of certain officers and directors of the Company (6)
      10(B)    Form of Indemnification Agreement executed in favor of each officer and director of the Company (6)
      10(C)    Securities Purchase Agreement, for 6% Convertible Subordinated
                 Debentures (10)
      10(D)    Form of Debenture (10)
      10(E)    Registration Rights Agreement (10)
      10(F)    Form of Common Stock Purchase Warrant (10)
      10(H)    Employment Agreement with John J. Cadigan dated
                 September 1, 1995 (5)
      10(I)    Amendment to Employment Agreement with John J. Cadigan (11)
      10(U)    Employment Agreement (7/15/96) - Peter S. Steele (9)
      10(V)    Loan Renewal and Modification Agreement (9)
      21       Subsidiaries of Registrant (2)

      23       Consent of PricewaterhouseCoopers LLP (11)
      99       Incentive Stock Option Plan No. 1 (4)
      99(A)    Nonqualified Stock Option Plan No. 1(4)
      99(B)    Incentive Stock Option Plan No. 2 (5)
      99(D)    Phantom Stock Performance Stock Plan (3)
      99(E)    Nonqualified Stock Option Plan No. 2 (5)
      99(F)    Nonqualified Stock Option Plan No. 3 (5)
      99(H)    Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (3)
      99(I)    Nonqualified Stock Option Plan No. 4 (6)
      99(J)    Nonqualified Stock Option Plan No. 5 (9)
      99(K)    Nonqualified Stock Option Plan No. 6 (9)
      99(L)    Nonqualified Stock Option Plan No. 7 (8)
      99(M)    Incentive Stock Option Plan No. 3 (11)
      99(N)    Incentive Stock Option Plan No. 4 (12)
      99(O)    Nonqualified Stock Option Plan No. 8 (13)
      99(P)    Nonqualified Stock Option Plan No. 9 (14)

-------------------
(1) Incorporated by reference to Form S-1 Registration Statement, File No. 33-68826
(2) JMC Company, Inc. and Forsight, Inc., are wholly owned subsidiaries of the Company incorporated under the laws of the State of Maryland.
(3)   Incorporated by reference to December 31, 1994 Form 10-K.
(4) Incorporated by reference to Form S-8 Registration Statement, File No. 33-53536.
(5)   Incorporated by reference to Original Form SB-2, File No. 33-97776.
(6)   Incorporated by reference to December 31, 1995 Form 10-K.
(7)   Incorporated by reference to Form 8-K, dated July 19, 1996.
(8) Incorporated by reference to Form S-8 Registration Statement, File No. 333-23777.
(9)   Incorporated by reference to December 31, 1996 Form 10-KSB.
(10)  Incorporated by reference to Form 8-K, dated October 31, 1997
(11)  Incorporated by reference to December 31, 1997 Form 10-KSB.
(12)  Filed herewith.
(13)  Filed herewith.
(14)  Filed herewith.


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

STRATEGIC SOLUTIONS GROUP, INC.

BY:   /s/  John J. Cadigan                         Dated:  April 15, 1999
     ---------------------
      John J. Cadigan, Chief Executive Officer & President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                        Date
---------                           -----                        ----


/s/ John J. Cadigan                 Chairman of the Board,       April 15, 1999
-------------------                 President, Chief Executive
John J. Cadigan                     Officer, Secretary and
                                    Treasurer



/s/ Dr. A. David Rossin             Director                     April 15, 1999
-----------------------
Dr. A. David Rossin



/s/ Dr. Nagesh S. Mhatre            Director                     April 15, 1999
------------------------
Dr. Nagesh S. Mhatre




/s/ John Morgenstern                Director                     April 15, 1999