Form 10QSB
period 1999-03-31
STRATEGIC SOLUTIONS GROUP INC
filed 1999-05-17
CIK 851943

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

Yes  X      No
   -----         -----

   3,583,546  Common Shares, $.0001 par value were issued and outstanding at
                                March 31, 1999.

                        STRATEGIC SOLUTIONS GROUP, INC.
                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I - Financial Information

Consolidated Balance Sheets, March 31, 1999 and
         December 31, 1998 (unaudited)                                  3

Consolidated Statements of Operations for the three
         months ended March 31, 1999 and 1998 (unaudited)               4

Consolidated Statements of Cash Flows for the three
         months ended March 31, 1999 and 1998 (unaudited)               5

Notes to Consolidated Financial Statements (unaudited)                  6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9

Part II - Other Information

Items 1-6                                                              12

Signature                                                              13

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  March 31,        December 31,
                                                                                    1999              1998
                                                                              --------------      -------------
                                     ASSETS
                                     ------
      Current assets
               Cash and cash equivalents                                      $     113,144      $      67,991
               Accounts receivable, net of allowance for doubtful
                    accounts of $45,000 for both periods                            151,152            189,630
               Prepaid expenses and other current assets                             27,777             24,497
                                                                              --------------     --------------
                    Total current assets                                            292,073            282,118
                                                                              --------------     --------------
      Property and equipment, at cost
               Computers, furniture and equipment                                   410,972            410,972
               Less accumulated depreciation                                        337,407            325,656
                                                                              --------------     --------------
                    Net property and equipment                                       73,565             85,316
                                                                              --------------     --------------
      Other assets                                                                   81,537            112,543
                                                                              --------------     --------------

                                                                              $     447,175      $     479,977
                                                                              ==============     ==============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
      Current liabilities
               Accounts payable and accrued liabilities                       $     420,408      $     364,148
               Deferred revenue                                                       1,240              1,240
               Other current liabilities                                            409,776            411,966
                                                                              --------------     --------------
                    Total current liabilities                                       831,424            777,354

      Convertible subordinated debenture                                          1,013,294          1,007,277
                                                                              --------------     --------------
                    Total liabilities                                             1,844,718          1,784,631
                                                                              --------------     --------------
      Commitments and contingencies

      Stockholders' deficit
               Common stock, $.0001 par value.  Authorized 5,000,000
                    shares; issued and outstanding 3,583,546 and 3,399,671
                    shares as of March 31, 1999 and December 31, 1998                   359                340
               Additional paid-in capital                                        15,238,801         15,230,243
               Accumulated deficit                                              (16,568,836)       (16,457,675)
               Deferred compensation                                                (67,867)           (77,562)
                                                                              --------------     --------------
                    Total stockholders' deficit                                  (1,397,543)        (1,304,654)
                                                                              --------------     --------------

                                                                              $     447,175      $     479,977
                                                                              ==============     ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                  (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                   -------------------------------
                                                                       1999              1998
                                                                   -------------     -------------
         Revenue

                Service fees                                       $    271,211      $    646,913

                Product sales                                                 0            73,328

                Royalties                                                 4,475            15,064
                                                                   -------------     -------------
                            Total revenue                               275,686           735,305
                                                                   -------------     -------------
         Expenses

                Cost of service fees                                    128,229           368,803

                Cost of product sales                                         0            44,493

                Research and development                                 29,381            44,716

                Selling, general and administrative                     166,842           977,326
                                                                   -------------     -------------
                            Total operating expenses                    324,452         1,435,338
                                                                   -------------     -------------
         Loss from operations                                           (48,766)         (700,033)

         Other expense, net                                              62,395            75,512
                                                                   -------------     -------------
         Net loss                                                  $   (111,161)     $   (775,545)
                                                                   =============     =============

         Net loss per common share - basic and diluted             $      (0.03)     $      (0.44)
                                                                   =============     =============
         Weighted average number of common shares outstanding         3,416,015         1,768,839
                                                                   =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------
       Cash flows from operating activities
            Net loss                                                                    $   (111,161)     $   (775,545)
            Adjustments to reconcile net loss to net cash
                       used in operating activities
                 Depreciation and amortization                                                68,469           121,954
                 Loss on disposal of assets                                                       --             5,743
                 Noncash expense for services                                                     --            70,000
                 Increase (decrease) in cash from changes in assets and liabilities
                       Accounts receivable                                                    38,478          (127,492)
                       Prepaid expenses and other current assets                              (3,280)           32,035
                       Other assets                                                           (2,000)          (39,120)
                       Accounts payable and accrued liabilities                               56,837            41,728
                       Other liabilities                                                      (2,190)           12,771
                                                                                        -------------     -------------
            Net cash provided by (used in) operating activities                               45,153          (657,926)
                                                                                        -------------     -------------

       Cash flows from investing activities
            Capital expenditures                                                                  --           (19,960)
                                                                                        -------------     -------------
            Net cash used in investing activities                                                 --           (19,960)
                                                                                        -------------     -------------
       Cash flows from financing activities
            Net proceeds from exercise of options and warrants                                    --                --
            Payment for fee related to convertible subordinated debenture                         --            (7,500)
            Payments on note payable to a bank                                                    --           (30,000)
                                                                                        -------------     -------------
            Net cash used in financing activities                                                 --           (37,500)
                                                                                        -------------     -------------
       Net increase (decrease) in cash and cash equivalents                                   45,153          (715,386)

       Cash and cash equivalents, beginning of period                                         67,991         1,149,372
                                                                                        -------------     -------------
       Cash and cash equivalents, end of period                                         $    113,144      $    433,986
                                                                                        =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

         The consolidated financial statements of Strategic Solutions Group, Inc., formerly Pacific Animated Imaging Corporation, (the "Company") as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

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

3.       DIVESTITURE OF U.S. TECHNOLOGIES, INC.

         During the first quarter of 1998, the Company made a strategic decision to focus its business on its multimedia technology based software solutions and as such divested itself of its computer systems integration division.

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

         At December 31, 1998, the promissory note from UST in the principal amount of $600,000 had not been paid. In addition, the Company was in the process of renegotiating all of the terms of its agreement with UST. However, to date an agreement has not yet been reached. As a result of the uncertainty of the ongoing negotiations with UST and the inability of UST to meet its obligations due the Company, management believes that the assets recorded at the time of the divestiture have been impaired. Accordingly, the Company has reserved the entire promissory note receivable balance and has written down its investment of 100,000 shares in UST to zero at December 31, 1998. In addition, the related deferred gain was written down to its net realizable value at December 31, 1998.

         If the divestiture of UST had occurred on January 1, 1998, management estimates that on an unaudited proforma consolidated basis, revenues, total operating expenses, net loss, and net loss per common share would have been as follows:

                               Three months ended
                                 March 31, 1998
                                 --------------
           Total revenue                              $      300,273
           Total operating expenses                          624,185
                                                      --------------
           Net loss                                   $     (380,694)
                                                      ==============
           Net loss per common share                  $        (0.22)
                                                      ==============

         These estimates are based on assumptions that management deems appropriate, but the results are not necessarily indicative of those that might have occurred had the divestititure taken place on January 1, 1998.

4.       SEGMENT INFORMATION

         From July 1996 through March 1998, the Company was a full service provider of technology based software solutions and computer systems integration and support services. To achieve these objectives, the Company had two reportable segments during that timeframe: a systems integration division and a multimedia division. As discussed in Note 3, in April 1998 the Company divested itself of its systems integrations division. As such, during the first quarter 1999 the Company operated under one segment only, the mulimedia division.

Segment information for March 31, 1998 is as follows:

                                 Systems
    For the Quarter Ended      Integration    Multimedia
       March 31, 1998            Division      Division      Total
    ----------------------     ------------  -----------   ---------
    Revenues:                   $ 435,032     $ 300,273     $735,305

    Loss from operations:       $ 376,121     $ 323,912     $700,033

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview

         The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software and from systems integration services provided by UST, the Company's subsidiary acquired in July 1996 and divested in April 1998. Product sales related to software and hardware products sold by UST as part of their systems integration services. In April 1998, UST was merged into a separate operating entity and accordingly, its revenues and results of operations are not included in the Company's results of operations after that date. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Total revenues for the three month period ended March 31, 1999 were $275,686 as compared to $735,305 for the same period of 1998, a decrease of approximately $460,000. This decrease was primarily attributable to the inclusion of UST revenues of approximately $435,000 in the three month period ended March 31, 1998. The net loss and net loss per share were $111,161 and $0.03 per share, respectively, for the three month period ended March 31, 1999, as compared to a net loss and net loss per share of $775,545 and $0.44 per share, respectively, for the same period of the prior year. The reduced net loss to primarily due to the divestiture of UST and the Company's cost trimming actions that have been instituted.

         During the three month period ended March 31, 1999, revenue from custom multimedia software development services was $271,211 as compared to $285,209 for the same period of the prior year, a decrease of approximately $14,000 or 5%. The Company's strategy to increase revenues prospectively includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

         The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $4,475 during the three month period ended March 31, 1999, as compared to $15,064 for the same period of the prior year, a decrease of approximately $9,400. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

         For the three month period ended March 31, 1999, the cost of service fees for custom multimedia software was $128,299 as compared to $129,772, for the same period of the prior year, resulting in gross margins of approximately 53% and 54%, respectively. Management expects gross margins to be consistent in future periods when revenues are consistent.

         During the three month period ended March 31, 1999, total operating expenses were $324,452 as compared to $1,435,338 in the same period of the prior year, a decrease of approximately $1,111,000. This decrease was primarily attributable to the inclusion of UST operating expenses of approximately $811,000 during the three month period ended March 31, 1998 as well as the Company's general cost cutting efforts.

         During the three month period ended March 31, 1999, research and development expenses were $29,380 as compared to $44,716 for the same period of the prior year. Research and development expenses include improvements on existing tools and development of software tools and applications to be sold. The decrease of approximately $15,000 is primarily attributed to less time devoted to research and development as compared to contract work.

         During the three month period ended March 31, 1999, selling, general and administrative expenses were $166,842 as compared to $977,326 in the same period of the prior year, a decrease of approximately $810,484, or 83%. Approximately $484,000 of the decrease is due to the divestiture of UST. The remaining decrease is primarily the result of professional fees incurred in the period ended March 31, 1998 related to the debenture litigation and the merger and divestiture of UST.

         During the three month period ended March 31, 1999, total other expense decreased by approximately $13,000 from the same period of the prior year primarily due to a decrease in interest expense in connection with the Company's convertible subordinated debenture.

Cash Flow, Liquidity and Capital Resources

         The Report of Independent Accountants on the 1998 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,891,360 for the year ended December 31, 1998, and as of December 31, 1998 had an accumulated deficit of $16,457,675. For the three month period ended March 31, 1999, the Company incurred a net loss of $111,161. In addition, during 1998, the Company's securities were delisted from the Nasdaq as they were not in compliance with Nasdaq's new net tangible asset requirements. See Strategy to Achieve Profitable Operations below for a discussion regarding the Company's plans to address the losses and liquidity matters.

         For the three month period ended March 31, 1999, the Company provided cash of approximately $45,153 from operations. In addition to the net loss, the Company experienced a net increase in accounts receivable and other assets. The Company did not receive or use any cash for investing or financing activities.

         For the three month period ended March 31, 1998, the Company used cash of approximately $658,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and and other assets. Net cash of approximately $20,000 was used for investing activities for the purchase of equipment. Net cash of approximately $37,500 was used to make payments on UST's obligations to a bank and pay a fee in connection with the Company's convertible subordinated debenture.

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

         In addition, in February 1998, the Company was notified by NASDAQ that it was not in compliance with NASDAQ's new net tangible assets requirement and that the Company's securities were scheduled for delisting. Although the Company formally requested a temporary exemption, NASDAQ effected delisting on September 1, 1998, after which SSGI's shares have traded on the NASDAQ "bulletin board". SSGI would prefer that they be listed among the small cap companies, and the Company will apply for such listing when its corporate profile again meets the requirements. Meanwhile, there is an efficient market for the sale and purchase of our shares.

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


                                       STRATEGIC SOLUTIONS GROUP, INC.
                                       _______________________________
                                           (Registrant)

Dated:    May 17, 1999

                                       BY: /s/ John J. Cadigan
                                           ______________________________
                                           John J. Cadigan
                                           President and Chief Executive Officer