Form 10QSB
period 1999-06-30
STRATEGIC SOLUTIONS GROUP INC
filed 1999-08-16
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999
                                       OR

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

     4,172,435 Common Shares, $.0001 par value were issued and outstanding at June 30, 1999.

                         STRATEGIC SOLUTIONS GROUP, INC.
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets, June 30, 1999 and
       December 31, 1998 (unaudited)                                        3

Consolidated Statements of Operations for the three and six
       months ended June 30, 1999 and 1998 (unaudited)                      4

Consolidated Statements of Cash Flows for the six
       months ended June 30, 1999 and 1998 (unaudited)                      5

Notes to Consolidated Financial Statements (unaudited)                      6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  8


PART II - OTHER INFORMATION

Items 1-6                                                                  12

Signature                                                                  12

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        JUNE 30,              DECEMBER 31,
                                                                          1999                    1998
                                                                        --------              ------------
ASSETS
    Current assets
          Cash and cash equivalents                                  $    191,441            $     67,991
          Accounts receivable, net of allowance for doubtful
              accounts of $45,000 for both periods                        194,388                 189,630
          Prepaid expenses and other current assets                        14,776                  24,497
                                                                     ------------            ------------
              Total current assets                                        400,605                 282,118
                                                                     ------------            ------------
    Property and equipment, at cost
          Computers, furniture and equipment                              416,602                 410,972
          Less accumulated depreciation                                   341,947                 325,656
                                                                     ------------            ------------
              Net property and equipment                                   74,655                  85,316
                                                                     ------------            ------------
     Other assets                                                          47,062                 112,543
                                                                     ------------            ------------
                                                                     $    522,322            $    479,977
                                                                     ============            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities
          Accounts payable and accrued liabilities                   $    441,321            $    365,388
          Other current liabilities                                       409,776                 411,966
                                                                     ------------            ------------
              Total current liabilities                                   851,097                 777,354

    Convertible subordinated debenture                                    982,811               1,007,277
                                                                     ------------            ------------
               Total liabilities                                        1,833,908               1,784,631
                                                                     ------------            ------------
    Commitments and contingencies
    Stockholders' deficit
          Common stock, $.0001 par value.  Authorized 10,000,000
             shares; issued and outstanding 4,172,435 and 3,399,671
             shares as of June 30, 1999 and December 31, 1998                 418                     340
          Additional paid-in capital                                   15,287,173              15,230,243
          Accumulated deficit                                         (16,541,006)            (16,457,675)
          Deferred compensation                                           (58,171)                (77,562)
                                                                     ------------            ------------
              Total stockholders' deficit                              (1,311,586)             (1,304,654)
                                                                     ------------            ------------
                                                                     $    522,322            $    479,977
                                                                     ============            ============

       The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           -------------------------     ------------------------
                                                              1999           1998          1999           1998
                                                           ----------     ----------     ---------    -----------
Revenue
     Service fees                                          $  273,378     $  320,032     $ 544,589    $   966,945
     Product sales                                                 --             --            --         73,328
     Royalties                                                 10,114         14,218        14,589         29,282
                                                           ----------     ----------     ---------    -----------
              Total revenue                                   283,492        334,250       559,178      1,069,555
                                                           ----------     ----------     ---------    -----------
Expenses
     Cost of service fees                                     138,820        151,468       267,049        520,271
     Cost of product sales                                         --             --            --         44,493
     Research and development                                   9,348          1,478        38,729         46,194
     Selling, general and administrative                      147,890        613,154       314,732      1,590,480
                                                           ----------     ----------     ---------    -----------
              Total operating expenses                        296,058        766,100       620,510      2,201,438
                                                           ----------     ----------     ---------    -----------
Loss from operations                                          (12,566)      (431,850)      (61,332)    (1,131,883)
Other income/(expense)                                         40,396       (170,001)      (21,999)      (245,513)
                                                           ----------     ----------     ---------    -----------
Net income (loss)                                          $   27,830     $ (601,851)    $ (83,331)   $(1,377,396)
                                                           ==========     ==========     =========    ===========

Net income (loss) per common share (basic and diluted)     $     0.01     $    (0.32)    $   (0.02)   $     (0.74)
                                                           ==========     ==========     =========    ===========
Weighted average number of shares outstanding (basic)       4,007,309      1,897,152      3,710,954     1,851,642
                                                           ==========     ==========     =========    ===========
Weighted average number of shares outstanding (diluted)     4,008,289      1,897,152      3,710,954     1,851,642
                                                           ==========     ==========     =========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            --------------------------
                                                                              1999             1998
                                                                            --------       -----------
Cash flows from operating activities
    Net loss                                                                $(83,331)      $(1,377,396)
    Adjustments to reconcile net loss to net cash
           used in operating activities
        Depreciation and amortization                                        129,727           190,711
        Loss on disposal of assets                                                --             5,743
        Noncash expense for services                                              --           120,000
        Increase (decrease) in cash from changes in assets and liabilities
           Accounts receivable                                                (4,758)          (90,677)
           Prepaid expenses and other current assets                           9,721            65,000
           Other assets                                                         (530)          (39,121)
           Accounts payable and accrued liabilities                           80,441           103,873
           Other liabilities                                                  (2,190)          166,884
                                                                            --------       -----------
    Net cash provided by (used in) operating activities                      129,080          (854,983)
                                                                            --------       -----------
Cash flows from investing activities
    Capital expenditures                                                      (5,630)          (25,115)
    Cash balance of divested subsidiary                                           --            (7,188)
                                                                            --------       -----------
    Net cash used in investing activities                                     (5,630)          (32,303)
                                                                            --------       -----------
Cash flows from financing activities
    Payments on note payable to a bank                                            --           (30,000)
                                                                            --------       -----------
    Net cash used in financing activities                                         --           (30,000)
                                                                            --------       -----------
Net increase (decrease) in cash and cash equivalents                         123,450          (917,286)
Cash and cash equivalents, beginning of period                                67,991         1,149,372
                                                                            --------       -----------
Cash and cash equivalents, end of period                                    $191,441       $   232,086
                                                                            ========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Stock issued upon conversion of convertible debentures                  $ 57,008       $   548,181
                                                                            ========       ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      GENERAL

       The consolidated financial statements of Strategic Solutions Group, Inc., (the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2.     LITIGATION

       In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter of 1998 and included in other expenses on the statement of operations. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from US Technologies, Inc. ("UST"). Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder. No discovery has been taken and no prediction can be made as to its outcome. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

3.     AGREEMENT WITH U.S. TECHNOLOGIES, INC.

       During the first quarter of 1998, the Company made a strategic decision to focus its business on its multimedia technology based software solutions and as such divested itself of its computer systems integration division.

       On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., an existing Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation; accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consisted of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from UST in the principal amount of $600,000 with 6% interest due the earlier of the closing of a $2,000,000 private placement of UST's equity securities or 60 days after the closing of the merger; and (iii) a 6% subordinated convertible debenture in the principal amount of $1,027,808 due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note was secured by all of the assets of UST and the pledge of all of the outstanding stock of UST. The Company had the option to convert the $1,027,808 debenture upon the occurrence of the first public offering into shares of Common Stock of UST at a conversion price for each share of Common Stock equal to the public offering price of the Common Stock less twenty (20%) percent.

       At December 31, 1998, the promissory note from UST in the principal amount of $600,000 had not been paid. In addition, the Company was in the process of renegotiating the terms of its agreement with UST. As a result of the continued uncertainty of the ability of UST to meet its obligations due the Company, management believed the assets recorded were impaired. Accordingly, the Company reserved the entire promissory note receivable balance and wrote down its investment of 100,000 shares in UST to zero at December 31, 1998. In addition, the related deferred gain was written down to its net realizable value at December 31, 1998.

       Pursuant to the ongoing renegotiations with UST, in May 1999, the Company entered into a revised agreement with UST which amended all of the original terms. The terms of the revised agreement are as follows: (1) UST will make an immediate payment of $100,000 on the outstanding promissory note and delivery of the 100,000 shares of UST stock which was to be issued to the Company under the Original Agreement, (2) on or before August 15, 1999, or the closing date of UST's initial public offering if sooner, UST will pay the Company $500,000 in satisfaction of all obligations under the Original Agreements, (3) if UST does not tender the $500,000 on or before August 15, 1999, UST will be obligated to pay on or before October 8, 1999, or the date of the closing of its initial public offering if sooner, the remaining face amount of the promissory note and debenture of $1,525,808 reduced by $62,000 of administrative costs covered by the Company, (4) delivery of 200,000 additional shares of UST stock to the Company, (5) if at any time while owning UST stock, the conversion price of said stock falls below $2.50 per share, the Company shall be issued a number of shares that would equate to a purchase price of $2.50 per share, (6) UST shall have the right to purchase all UST shares owned by the Company at $5.00 per share. This call right shall expire upon the closing of the initial public offering of UST's stock or April 30, 2000, and (7) if UST does not comply with
(2) above but with (3) above, the additional 200,000 shares shall be returned to UST.

       In accordance with the revised agreement, the Company received $100,000 from UST in May 1999 as partial payment against the fully reserved promissory note. The Company recorded the receipt of payment in other income. As a result of the continued uncertainty of the ability of UST to meet its obligations due the Company, management believes the assets recorded remain impaired and as such are fully reserved for at June 30, 1999.

4.     SEGMENT INFORMATION

       From July 1996 through March 1998, the Company was a full service provider of technology based software solutions and computer systems integration and support services. To achieve these objectives, the Company had two reportable segments during that timeframe: a systems integration division and a multimedia division. In April 1998 the Company divested itself of its systems integrations division. Accordingly, during 1999 the Company is operating under only one segment, the mulimedia division.

Segment information for June 30, 1998 is as follows:

                                             Systems
     For the Three Months Ended            Integration            Multimedia
           June 30, 1998                     Division              Division                 Total
-------------------------------------     ---------------     -------------------     -------------------
Revenues:                                  $      -            $    334,250            $    334,250

Loss from operations:                      $      -            $    431,850            $    431,850


    For the Six Months Ended
--------------------------------
         June 30, 1998
Revenues:                               $    435,032           $    634,523            $ 1,069,555

Loss from operations:                   $    376,121           $    755,762            $ 1,131,883

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

       The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software and from systems integration services provided by UST, the Company's subsidiary acquired in July 1996 and divested in April 1998. Product sales related to software and hardware products sold by UST as part of their systems integration services. In April 1998, UST was divested and, accordingly, its revenues and results of operations are not included in the Company's results of operations after that date. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

       Total revenues for the three month period ended June 30, 1999 were $283,492 as compared to $334,250 for the same period of 1998, a decrease of approximately $50,000. This decrease is primarily attributed to the timing of completion of the Company's contracts with customers. The net income and earnings per share were $27,830 and $0.01, respectively, for the three month period ended June 30, 1999, as compared to a net loss and loss per share of $601,851 and $0.32, respectively, for the same period in 1998. The increase in net income of approximately $630,000 is primarily due to the divestiture of UST and the cost trimming actions the Company has instituted during 1999.

       Total revenues for the six month period ended June 30, 1999 were $559,178 as compared to $1,069,555 for the same period of 1998, a decrease of approximately $510,000. This decrease is primarily attributable to the inclusion of UST revenues of approximately $435,032 in the six month period ended June 30, 1998. The net loss and net loss per share were $83,331 and $0.02 per share, respectively, for the six month period ended June 30, 1999, as compared to a net loss and net loss per share of $1,377,396 and $0.74 per share, respectively, for the same period of the prior year. The reduced net loss is primarily due to the divestiture of UST and the cost trimming actions the Company has instituted during 1999.

       During the three and six month periods ended June 30, 1999, revenue from custom multimedia software development services was $273,378 and $544,589, respectively, as compared to $320,032 and $605,241, respectively, for the same periods of the prior year, decreases of approximately $46,000 and $60,000, respectively. The decreases are primarily a result of the timing of completion of the Company's contracts with customers. The Company's strategy to increase revenues prospectively includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $10,114 and $14,589, respectively, during the three and six month periods ended June 30, 1999, as compared to $14,218 and $29,282, respectively, for the same periods of the prior year, a decrease of approximately $4,100 and $14,700, respectively. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       For the three and six month periods ended June 30, 1999, the cost of service fees for custom multimedia software was $138,820 and $267,049, respectively, as compared to approximately $151,000 and $281,000, respectively, for the same periods of the prior year, resulting in gross margins of approximately 49% and 50%, respectively, as compared to gross margins of 53% and 53%, respectively, for the same periods of 1998. Management expects gross margins to be consistent in future periods when revenues are consistent.

       During the three and six month periods ended June 30, 1999, total operating expenses were $296,058 and $620,509, respectively, as compared to $766,100 and $2,201,438, respectively, for the same periods of the prior year, decreases of approximately $450,000 and $1,580,000, respectively. This decrease was primarily attributable to the inclusion of UST operating expenses of approximately $811,000 during the three and six month period ended June 30, 1998 as well as the Company's general cost cutting efforts.

       During the three month period ended June 30, 1999, research and development expenses were $9,348 as compared to $1,478 for the same period in 1998. During the six month period ended June 30, 1999, research and development expenses were $38,728 as compared to $46,194 for the same period of the prior year. The variability in the amount of reasearch and development expenses is directly related to the timing of the Company's product development initiatives. Research and development expenses include improvements on existing tools and the development of software tools and applications to be sold.

       During the three and six month periods ended June 30, 1999, selling, general and administrative expenses were $147,890 and $314,732, respectively, as compared to $613,154 and 1,590,480, respectively, for the same periods of the prior year, decreases of approximately $465,000, or 76% and $1,276,000, or 80%, respectively. For the six months ended June 30, 1999, approximately $484,000 of the decrease is the direct result of the divestiture of UST in April 1998. The remaining decrease is primarily the result of professional fees incurred during 1998 related to the debenture litigation and the divestiture of UST as well as the Company's general cost cutting efforts during 1999.

       During the three month period ended June 30, 1999, total other income increased by approximately $210,000 from the same period in the prior year. The increase is the result of the recovery of $100,000 from UST (see Note 3.), a decrease in the interest expense and amortization of deferred costs as well as a penalty of $105,800 in connection with the Company's convertible subordinated debenture during the same period of the prior year. For the six month period ended June 30, 1999, other expense decreased from $245,513 in 1998 to $21,999 in 1999 or approximately $223,000. The decrease is a result of a decrease in the interest expense and amortization of deferred costs in 1999, as well as a penalty of $105,800 in connection with the Company's convertible subordinated debenture during the same period of the prior year.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

       The Report of Independent Accountants on the 1998 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $2,891,360 for the year ended December 31, 1998, and as of December 31, 1998 had an accumulated deficit of $16,457,675. For the six month period ended June 30, 1999, the Company incurred a net loss of $83,331. In addition, during 1998, the Company's securities were delisted from the Nasdaq as they were not in compliance with Nasdaq's new net tangible asset requirements. See Strategy to Achieve Profitable Operations below for a discussion regarding the Company's plans to address the losses and liquidity matters.

       For the six month period ended June 30, 1999, the Company's operations provided cash of approximately $129,080. Included in net income for the six month period ended June 30, 1999 is the receipt of $100,000 as partial payment on the Compnay's promissory note with UST. In addition, the Company experienced a net increase in accounts payable and accrued liabilities during the period. Net cash of approximately $5,600 was used for investing activities for the purchase of equipment. The Company did not receive or use any cash for financing activities.

       For the six month period ended June 30, 1998, the Company used cash of approximately $855,000 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and and other assets. Net cash of approximately $25,000 was used for investing activities for the purchase of equipment. Net cash of $30,000 was used to make payments on UST's obligations to a bank.

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

       In addition, in February 1998, the Company was notified by NASDAQ that it was not in compliance with NASDAQ's new net tangible assets requirement and that the Company's securities were scheduled for delisting. Although the Company formally requested a temporary exemption, NASDAQ effected delisting on September 1, 1998, after which SSGI's shares have traded on the NASDAQ "bulletin board.

NEW ACCOUNTING PRONOUNCEMENTS

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

LEGAL PROCEEDINGS

       In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter of 1998 and included in other expenses on the statement of operations. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from US Technologies, Inc. ("UST"). Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder. No discovery has been taken and no prediction can be made as to its outcome. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

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

       For the year 2000 non-compliance issues identified to date, the cost of remediation is currently not expected to be material to the Company's operating results. The Company has substantially completed remediation and validation of its internal systems, as well as developed contingency plans for certain internal systems. If significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

       Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However such failures, including failures of any contingency plans, remain a possibly and could have a material adverse impact on the Company's results of financial condition.

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

         See the footnotes to the unaudited consolidated financial statements.

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

Dated:    August 16, 1999




                                      BY:  /s/ John J. Cadigan
                                           -------------------
                                      John J. Cadigan
                                      President and Chief Executive Officer