Form 10QSB
period 1999-09-30
STRATEGIC SOLUTIONS GROUP INC
filed 1999-11-15
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536

                         STRATEGIC SOLUTIONS GROUP, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                       11-2964894
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

326 First Street, Suite 100
Annapolis, Maryland                                                      21403
----------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (410) 263-7761
                                                                  --------------

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]


     4,852,553 Common Shares, $.0001 par value were issued and outstanding at September 30, 1999.

                         STRATEGIC SOLUTIONS GROUP, INC.
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets, September 30, 1999 and
       December 31, 1998 (unaudited)                                          3

Consolidated Statements of Operations for the three and nine
       months ended September 30, 1999 and 1998 (unaudited)                   4

Consolidated Statements of Cash Flows for the nine
       months ended September 30, 1999 and 1998 (unaudited)                   5

Notes to Consolidated Financial Statements (unaudited)                        6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    8


PART II - OTHER INFORMATION

Items 1-6                                                                    12

Signature                                                                    13

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                               1999             1998
                                                                            ------------    ------------
                                     ASSETS
     Current assets
           Cash and cash equivalents                                        $    423,915    $     67,991
           Accounts receivable, net of allowance for doubtful
               accounts of  $35,000 and $45,000                                  103,036         189,630
           Prepaid expenses and other current assets                              21,018          24,497
                                                                            ------------    ------------
               Total current assets                                              547,969         282,118
                                                                            ------------    ------------
     Property and equipment, at cost
           Computers, furniture and equipment                                    416,602         410,972
           Less accumulated depreciation                                         353,780         325,656
                                                                            ------------    ------------
               Net property and equipment                                         62,822          85,316
                                                                            ------------    ------------
     Other assets                                                                 14,056         112,543
                                                                            ------------    ------------
                                                                            $    624,847    $    479,977
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities
           Accounts payable and accrued liabilities                         $    401,948    $    365,388
           Convertible subordinated debenture                                    810,478       1,007,277
           Other current liabilities                                             183,000         411,966
                                                                            ------------    ------------
               Total liabilities                                               1,395,426       1,784,631
                                                                            ------------    ------------
     Commitments and contingencies

     Stockholders' deficit
           Common stock, $.0001 par value.  25,000,000 shares
               authorized; 4,852,553 and 3,399,671 issued and outstanding
               at September 30, 1999 and December 31, 1998, respectively             486             340
           Additional paid-in capital                                         15,331,265      15,230,243
           Accumulated deficit                                               (16,053,854)    (16,457,675)
           Deferred compensation                                                 (48,476)        (77,562)
                                                                            ------------    ------------
               Total stockholders' deficit                                      (770,579)     (1,304,654)
                                                                            ------------    ------------
                                                                            $    624,847    $    479,977
                                                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1999           1998           1999           1998
                                                          -----------    -----------    -----------    -----------
Revenue
      Service fees                                        $   252,339    $   262,687    $   796,928    $ 1,229,632

      Product sales                                              --             --             --           73,328

      Royalties                                                 5,359          9,934         19,948         39,216
                                                          -----------    -----------    -----------    -----------
               Total revenue                                  257,698        272,621        816,876      1,342,176
                                                          -----------    -----------    -----------    -----------
Expenses

      Cost of service fees                                    118,821        132,557        385,869        652,828

      Cost of product sales                                      --             --             --           44,493

      Research and development                                 23,373          7,218         62,101         53,412

      Selling, general and administrative                     301,153        413,682        615,887      2,004,162
                                                          -----------    -----------    -----------    -----------
               Total operating expenses                       443,347        553,457      1,063,857      2,754,895
                                                          -----------    -----------    -----------    -----------
Loss from operations                                         (185,649)      (280,836)      (246,981)    (1,412,719)

Other income/(expense)                                        672,801        (67,913)       650,802       (313,426)
                                                          -----------    -----------    -----------    -----------
Net income (loss)                                         $   487,152    $  (348,749)   $   403,821    $(1,726,145)
                                                          ===========    ===========    ===========    ===========

Net income (loss) per common share (basic)                $      0.11    $     (0.12)   $      0.10    $     (0.78)
                                                          ===========    ===========    ===========    ===========

Weighted average number of shares outstanding (basic)       4,575,161      2,925,214      4,058,562      2,206,868
                                                          ===========    ===========    ===========    ===========
Net income (loss) per common share (diluted)              $      0.10    $     (0.12)   $      0.10    $     (0.78)
                                                          ===========    ===========    ===========    ===========

Weighted average number of shares outstanding (diluted)     4,775,798      2,925,214      4,185,910      2,206,868
                                                          ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            --------------------------
                                                                                1999           1998
                                                                            -----------    -----------
Cash flows from operating activities
    Net income (loss)                                                       $   403,821    $(1,726,145)
    Adjustments to reconcile net income (loss) to net cash
           used in operating activities
       Depreciation and amortization                                            173,293        271,666
       Allowance for Doubtful Accounts                                          (10,000)          --
       Loss on disposal of assets                                                  --            5,743
       Noncash expense for services                                              29,086        180,000
       Increase (decrease) in cash from changes in assets and liabilities
           Accounts receivable                                                   96,594         58,433
           Prepaid expenses and other current assets                              3,479         85,776
           Other assets                                                            (530)       (31,183)
           Accounts payable and accrued liabilities                              44,778         48,061
           Other liabilities                                                   (228,967)       147,900
                                                                            -----------    -----------
    Net cash provided by (used in) operating activities                         511,554       (959,749)
                                                                            -----------    -----------
Cash flows from investing activities
    Capital expenditures                                                         (5,630)       (27,847)
    Cash balance of divested subsidiary                                            --           (7,188)
                                                                            -----------    -----------
    Net cash used in investing activities                                        (5,630)       (35,035)
                                                                            -----------    -----------
Cash flows from financing activities
    Principal payment on debenture                                             (150,000)          --
    Payments on note payable to a bank                                             --          (30,000)
                                                                            -----------    -----------
    Net cash used in financing activities                                      (150,000)       (30,000)
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents                            355,924     (1,024,784)

Cash and cash equivalents, beginning of period                                   67,991      1,149,372
                                                                            -----------    -----------
Cash and cash equivalents, end of period                                    $   423,915    $   124,588
                                                                            ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Stock issued upon conversion of convertible debentures                  $   101,168    $   545,826
                                                                            ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

       The consolidated financial statements of Strategic Solutions Group, Inc. and its Subsidiaries, (the "Company") as of Septmber 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, these consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for fair presentation of such financial information. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

2. LITIGATION

       In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter of 1998 and included in other expenses on the statement of operations. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from US Technologies, Inc. ("UST"). The Company received final payment from UST in August 1999 and is currently in default on its payment of the penalty but is actively negotiating a resolution with the debenture holder. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder. No discovery has been taken and no prediction can be made as to its outcome. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

3. AGREEMENT WITH U.S. TECHNOLOGIES, INC.

       During the first quarter of 1998, the Company made a strategic decision to focus its business on its multimedia technology based software solutions and as such divested itself of its computer systems integration division.

       On April 8, 1998, the Company merged UST into SSGI-UST Acquisition Corp., an existing Florida corporation formed on March 5, 1998 and owned by the President of UST and other third parties. UST continued as the surviving corporation, and accordingly, SSGI-UST Acquisition Corp ceased to exist. Consideration payable to the Company for the merger consisted of (i) 100,000 shares of UST's Common Stock valued at $500,000, or $5.00 per share; (ii) a promissory note from UST in the principal amount of $600,000 with 6% interest due the earlier of the closing of a $2,000,000 private placement of UST's equity securities or 60 days after the closing of the merger; and (iii) a 6% subordinated convertible debenture in the principal amount of $1,027,808 due the earlier of a public offering of UST's common stock or the 545th day after the closing of the merger. The promissory note was secured by all of the assets of UST and the pledge of all of the outstanding stock of UST. The Company had the option to convert the $1,027,808 debenture upon the occurrence of the first public offering into shares of Common Stock of UST at a conversion price for each share of Common Stock equal to the public offering price of the Common Stock less twenty (20%) percent.

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

       In accordance with the revised agreement, the Company received the partial payment against the fully reserved promissory note of $100,000 along with 100,000 shares from UST in May 1999 and the final payment of $500,000 along with 200,000 shares in August 1999. The Company recorded the receipt of the cash payments in other income. As a result of UST's compliance with the revised agreement and settlement of its debts to the Company, the Company recognized the deferred gain of approximately $228,000 in other income in September 1999.

       On or about September 24, 1999, UST merged into a subsidiary of Digital Chainsaw, Inc. ("Digital"), a Florida Corporation. As part of this transaction, all 400,000 of the Company's shares of stock in UST were exchanged for 810,821 shares of Digital stock. As a result of the uncertainty of the fair market value of the Company's holdings of Digital stock, management believes the assets recorded remain impaired and as such are fully reserved for at September 30, 1999.

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

Segment information for September 30, 1998 is as follows:

                                             Systems
     For the Three Months Ended            Integration            Multimedia
         September 30, 1998                  Division              Division                 Total
-------------------------------------     ---------------     -------------------     -------------------
Revenues                                   $      -            $    272,621            $    272,621

Loss from operations                       $      -            $    280,836            $    280,836



     For the Nine Months Ended
         September 30, 1998
-------------------------------------
Revenues                                   $  435,032          $    907,144            $ 1,342,176

Loss from operations                       $  376,121          $  1,036,598            $ 1,412,719

5.       RECENT ACCOUNTING PRONOUNCEMENT

       In December 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management does not believe that SOP 98-9 will have a material impact on the Company's results of operations or financial condition.

6.       SUBSEQUENT EVENT

     The Company's convertible debenture and related accrued interest and penalties was due on October 31, 1999. The Company is currently in default on the debenture and is negotiating the ultimate resolution of the debt with the debenture holder.




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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

       Total revenues for the three month period ended September 30, 1999 were $257,698 as compared to $272,621 for the same period of 1998, a decrease of approximately $15,000. This decrease is primarily attributed to the timing of completion of the Company's contracts with customers. The net income and basic earnings per share were $487,152 and $0.11, respectively, for the three month period ended September 30, 1999, as compared to a net loss and loss per share of $348,749 and $0.12, respectively, for the same period in 1998. The increase in net income of approximately $836,000 is primarily due to the recovery of amounts owed by UST during the third quarter and the Company's cost cutting efforts in 1999.

       Total revenues for the nine month period ended September 30, 1999 were $816,876 as compared to $1,342,176 for the same period of 1998, a decrease of approximately $525,000. This decrease is primarily attributable to the inclusion of UST revenues of approximately $435,000 in the nine month period ended September 30, 1998. The net income and net income per share were $403,821 and $0.10 per share, respectively, for the nine month period ended September 30, 1999, as compared to a net loss and net loss per share of $1,726,145 and $0.78 per share, respectively, for the same period of the prior year. The reduced net loss is primarily due to the divestiture of UST, the recovery of amounts owed by UST in the third quarter 1999 that had been previously written-off and the cost trimming actions the Company has instituted during 1999.

       During the three and nine month periods ended September 30, 1999, revenue from custom multimedia software development services was $252,339 and $796,928 respectively, as compared to $262,687 and $907,144, respectively, for the same periods of the prior year, decreases of approximately $10,000 and $110,000, respectively. The decreases are primarily a result of the timing of completion of the Company's contracts with customers. The Company's strategy to increase revenues prospectively includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

       The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $5,359 and $19,948, respectively, during the three and nine month periods ended September 30, 1999, as compared to $9,934 and $39,216, respectively, for the same periods of the prior year, a decrease of approximately $4,600 and $19,300, respectively. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

       For the three and nine month periods ended September 30, 1999, the cost of service fees for custom multimedia software was $118,821 and $385,869, respectively, as compared to approximately $132,000 and $413,800, respectively, for the same periods of the prior year, resulting in gross margins of approximately 54.5% and 51.7%, respectively, as compared to gross margins of 51.4% and 54.4%, respectively, for the same periods of 1998. Management expects gross margins to be consistent in future periods when revenues are consistent.

       During the three and nine month periods ended September 30, 1999, total operating expenses were $443,347 and $1,063,857, respectively, as compared to $553,457 and $2,754,895, respectively, for the same periods of the prior year, decreases of approximately $110,000 and $1,690,000, respectively. This decrease was primarily attributable to the inclusion of UST operating expenses of approximately $811,000 during the three and nine month period ended September 30, 1998 as well as the Company's general cost cutting efforts.

       During the three month period ended September 30, 1999, research and development expenses were $23,373 as compared to $7,218 for the same period in 1998. During the nine month period ended September 30, 1999, research and development expenses were $62,101 as compared to $53,412 for the same period of the prior year. The variability in the amount of reasearch and development expenses is directly related to the timing of the Company's product development initiatives. Research and development expenses include improvements on existing tools and the development of software tools and applications to be sold.

       During the three and nine month periods ended September 30, 1999, selling, general and administrative expenses were $301,153 and $615,887, respectively, as compared to $413,682 and 2,004,162 respectively, for the same periods of the prior year, decreases of approximately $112,500, or 27% and $1,390,000, or 69%, respectively. For the nine months ended September 30, 1999, approximately $484,000 of the decrease is the direct result of the divestiture of UST in April 1998. The remaining decrease is primarily the result of professional fees incurred during 1998 related to the debenture litigation and the divestiture of UST as well as the Company's general cost cutting efforts during 1999.



       During the three and nine month periods ended September 30, 1999, total other income increased by approximately $741,000 and $964,000, respectively, from the same period in the prior year. The increase is the result of the recovery of $600,000 in payments made by UST that had previously been reserved for ($100,000 in May 1999 and $500,000 in August 1999), the recognition of $228,000 of deferred gain from the divestiture of UST in the third quarter 1999, a decrease in the interest expense and amortization of deferred costs as well as a penalty of $105,800 in connection with the Company's convertible subordinated debenture during the same period of the prior year.

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

       For the nine month period ended September 30, 1999, the Company's operations provided cash of approximately $512,000. Included in net income for the nine month period ended September 30, 1999 is the receipt of $600,000 as payment on the Compnay's promissory note with UST. In addition, the Company experienced a net increase in accounts payable and accrued liabilities during the period and a decrease in accounts receivable. Net cash of approximately $5,600 was used for investing activities for the purchase of equipment. The Company made a principal payment of $150,000 on the outstanding convertible subordinated debenture during the third quarter 1999.

       For the nine month period ended September 30, 1998, the Company used cash of approximately $959,800 in operations. In addition to the net loss, the Company experienced increases in accounts receivable and and other assets. Net cash of approximately $28,000 was used for investing activities for the purchase of equipment. Net cash of $30,000 was used to make payments on UST's obligations to a bank.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management does not believe that SOP 98-9 will have a material impact on the Company's results of operations or financial condition.

LEGAL PROCEEDINGS

       In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter of 1998 and included in other expenses on the statement of operations. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from US Technologies, Inc. ("UST"). The Company received final payment from UST in August 1999 and is currently in default on its payment of the penalty but is actively negotiating a resolution with the debenture holder. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder. No discovery has been taken and no prediction can be made as to its outcome. The Company believes that it fully complied with its obligations under the registration rights agreement and intends to vigorously defend any action seeking to collect such penalty.

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


                                          STRATEGIC SOLUTIONS GROUP, INC.
                                          -------------------------------
                                          (Registrant)

Dated:   November 15, 1999

                                          BY:  /s/ John J. Cadigan
                                          John J. Cadigan
                                          President and Chief Executive Officer