Form 10KSB
period 1999-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 2000-04-03
CIK 851943

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
                        -------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                 11-2964894
-------------------------------               --------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification  No.)

1598 Whitehall Road, Ste. E
Annapolis, Maryland                                  21401
----------------------------------------        --------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code:                               (410) 757-2728
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  Common Stock,
--------------------------------------------------------------------------
$.0001 par value
----------------
Securities registered pursuant to Section 12(g) of the Act:  None
-----------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]  No    .
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this
Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     As of March 27, 2000 the aggregate market value of the voting stock held by non-affiliates, approximately 5,929,000 shares of Common Stock, $.0001 par value, was approximately $4,262,000 based on the closing sales price of $0.7188 for one share of Common Stock on the Nasdaq Small Cap Market on such date. The number of shares outstanding of the Registrant's Common Stock, as of March 27, 2000 was 5,928,924.

     Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement regarding its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                    PART I

Item 1. Description of Business.

General

   During 1999, Strategic Solutions Group, Inc. ("the Company") provided custom interactive multimedia software. The Company designs, develops, and markets custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations, and corporate communications.

Custom Multimedia Software

   The Company provides technical consulting services that include analysis, design, and development of technology-based solutions and specializes in providing training solutions. Technology-based training encompasses a wide range of emerging technologies in the area of employee training, and can come in the form of computer-based training, web-based training, electronic performance support systems, and multimedia manuals. In addition, the Company also designs and develops software for sales and marketing applications and corporate communications.

   Depending on a customer's needs, the Company can produce multimedia software that includes interactive computer animation, full motion video, audio, high-end color graphics, text and hypertext providing vivid and effective instruction and information. The software developed by the Company can be distributed over multiple platforms including MSWindows and DOS and can be delivered on diskette, CD-ROM, or the Internet. The Company has adapted its services using new and emerging technologies, such as internal corporate intranets or the Internet using the World Wide Web ("Web"). In addition, the incorporation of Web-Based training ("WBT") allows users to have access from anywhere in the world. The Company believes that the Internet and intranets will become increasingly important delivery methods in the future.

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

   Computer-Based Training ("CBT"). The Company designs and develops custom computer-based training software, which provides an interactive learning experience to instruct employees how to use complex equipment or to understand complicated industrial processes by simulating operation and production procedures. The Company's software typically replaces or supplements technical manuals and operating documentation and provides interactive self-paced training. It also often incorporates cut-away views of equipment that would be difficult or impossible to display in a real-world setting and enables users to learn complex processes by viewing them in real or lapsed time or in slow motion. Based on studies conducted and published by the American Society for Training and Development, management believes that CBT enables users to master skills and retains information more effectively than traditional instructor-led training.

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

   Electronic Performance Support Systems ("EPSS").    The goal of an EPSS is to
provide whatever information is necessary to accelerate performance and learning at the moment of need - commonly referred to as Help Systems. The Company designs and develops custom EPSS software to enable users to perform better at their jobs. This software provides computer-based support that is integrated into a workstation or work environment, and acts as a combination coach/trainer/job aid/reference. The Company believes that EPSS increases employee productivity by providing needed information and training when and where it is needed - and in an amount and format that is the most useful to the user.

   Multimedia Manuals. The Company provides turn-key multimedia manual services, using internally developed and off-the-shelf software tools. These tools enable the division to convert customer manuals, reference guides, or other technical materials into interactive multimedia software, including full-motion video, audio, animation and interaction. The Company believes that these services enable customers to obtain a technology-based solution in less time and at a relatively low cost as compared to traditional custom software services.

   Sales and Marketing. The Company designs and develops custom sales and marketing software which enables manufacturers and distributors to demonstrate their products to potential customers at trade shows or in kiosks. This software can enhance sales and marketing presentations by encouraging customer participation through the use of interactive product demonstrations.

   Corporate Communications. The Company designs and develops custom multimedia software for internal and external corporate communications. Examples include software used to disseminate corporate policies and procedures and information about a company's products and services. The Company believes that its custom multimedia development services can be used to create a technology-based solution, including web-based, that is comprehensive and cost-effective and delivers lively and compelling messages to large groups of employees in disparate locations.

   Development and Services. The Company's custom multimedia services for the above technology-based solutions include needs analysis, design specification and product development. Needs analysis typically takes from three to four weeks and the charges for such services can range from $10,000 to $20,000. The design phase lasts from four to six weeks and the charges for such services can range from $20,000 to $40,000. Depending upon a project's scope and features, the time required to complete software development can typically range anywhere from one month to two years and the charges for such services have ranged from $10,000 to $650,000.

   At the outset of each project, the Company provides the customer with a statement of work that details the services that the Company will provide, sets forth the amount that the Company will charge, and provides a work and payment schedule. Any changes to the project that will result in additional charges are submitted to the customer for approval prior to providing the services. The payment schedule varies from customer to customer, but usually includes some form of up-front payment and progress payments based upon the completion of phases of the project. To date, the Company has not experienced any significant difficulties in delivering its custom software products to customers in accordance with its schedules. Post-development support services are available and are negotiated under a separate contract and typically billed on an hourly basis.

Customers and Backlog

   The Company's multimedia customers traditionally have been comprised primarily of large manufacturers who must train employees to use complex equipment or understand complicated industrial processes. To date, such customers have represented a broad range of industries, including the automotive, packaging, electronics, pharmaceutical, beverage bottling, and fitness and food manufacturing industries, as well as government agencies located throughout the United States. As part of its strategy to grow revenues, the Company has identified strategic vertical markets with business-critical needs that can be addressed by the its technology-based solutions. The Company has implemented a sales and marketing strategy that targets its efforts on the manufacturing and transportation industries. The Company intends to leverage its existing relationships and expand its sales and marketing efforts to increase market share in these industries.

   During fiscal 1999 and 1998, there were two customers, an automotive manufacturer and a government division, which accounted for at least 10% of the Company's consolidated revenue. During fiscal 1997, there were no customers that accounted for at least 10% of the Company's consolidated revenue.

   As of December 31, 1999, backlog (i.e., the difference between the fees payable to the Company set forth in existing contracts and the amount of such fees that had been recognized as revenue on the Company's financial statements) of its custom multimedia software services totaled approximately $500,000, all of which is expected to be earned during 2000. There can be no assurance that contracts reflected in backlog will not be cancelled or delayed. Accordingly, the Company believes that backlog is not a reliable measure of future revenue.

Research and Development

   For the years ended December 31, 1999 and 1998, costs associated with research and development activities totaled approximately $67,000 and $55,400, respectively. Historically, research and development activities included the development of a library of reusable applications, codes, utilities, and tools that the Company can utilize in the early stages of development of many of its software applications. There were no software development costs capitalized for any periods presented, as the costs incurred between technological feasibility and general availability were not significant. The Company believes that costs for research and development will continue in the future at consistent levels as the Company plans to continue improving its existing reusable applications, codes, utilities, and tools, as well as the development of new reusable applications, codes, utilities, and tools. In addition, future research and development efforts may include the development of products to be sold on a stand alone basis. However, the Company has not yet developed any products to be sold on a stand alone basis, and, accordingly, has not generated any revenue from the sale of software licenses.

Sales and Marketing

   As of December 31, 1999, the Company employed two people involved in sales who receive a combination of salary and commission. The direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which the Company's services and technology are particularly well suited, and by participants who possess the financial resources and scale of operations necessary to support the types of services provided the Company. The Company also employs other business development and marketing techniques to communicate directly with current and prospective clients.

   In order to increase revenues, the Company has recently implemented a more focused sales and marketing strategy that targets its efforts to providing technology-based training solutions to the manufacturing and transportation industries.

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

   As the number of software products increases and their functionality further overlaps, the Company acknowledges that software programs could increasingly become the subject of infringement claims. Although the Company's products have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

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

Employees

   As of December 31, 1999, the Company had eleven full-time employees, three of whom were in administration, two of whom were in sales and marketing, and six of who held professional technical positions. None of the Company's employees are represented by unions. Management believes the Company's employee relations are good.

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

Item 2.  Description of Property.

   The Company leases office space in Annapolis, Maryland and Ypsilanti, Michigan. These leases require the Company to pay monthly rent of approximately $5,700 and expire between March 17, 2001 and February 1, 2005. Management believes that its current office facilities are adequate and suitable for the Company's current operations.

Item 3.  Legal Proceedings.

   In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter and included in other expenses on the statement of operations. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon Strategic Solutions Group, Inc.'s receipt of payments from U.S. Technologies, Inc. ("UST"). Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder.

   On March 1, 2000, the Company settled all outstanding issues with the holder
of the Debenture.   Under the terms of the Settlement Agreement with Releases
(the "Agreement"), the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 promissory note, agreed to honor conversions under the original Subordinated Convertible Debenture for up to 1,000,000 shares of the Company's common stock and transferred to the holder of the Debenture 150,000 shares of common stock that the Company owned in Digital Chainsaw, Inc., a privately held entity. The promissory note is secured by the 641,045 shares of common stock in Digital Chainsaw, Inc. that the Company did not transfer to the
holder of the Debenture.   The payment terms of the promissory note are $10,000
per month starting March 30, 2000 and each month thereafter until paid in full. This promissory note is non-interest bearing. In addition, the Company has agreed to honor conversions of the Debenture into the Company's common stock under the original Subordinated Convertible Debenture for a sixty (60) day period commencing March 1, 2000. The Company also paid $15,000 of legal fees on the behalf of the holder of the Debenture. The Company anticipates that the fair value of the consideration given to settle this litigation will not exceed the liabilities recorded by the Company in its balance sheet as of December 31, 1999, which consists of the outstanding balance of the Convertible Subordinated Debenture, accrued interest and penalties. The Company expects to record the settlement of this matter during the first half of 2000.

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

          Year                       High     Low
          ----                       ----     ---
          1999
          ----
          1st Quarter                $0.13   $0.05
          2nd Quarter                $0.16   $0.06
          3rd Quarter                $0.30   $0.08
          4th Quarter                $0.16   $0.08

          1998
          ----
          1st Quarter                $3.06   $0.81
          2nd Quarter                $1.50   $0.31
          3rd Quarter                $0.75   $0.16
          4th Quarter                $0.17   $0.02

   The closing bid price for the Company's Common Stock on December 31, 1999, was $0.0938.

   The Company had approximately 173 holders of record of Common Stock as of December 31, 1999. Management believes that the number of beneficial holders of the Company's Common Stock as of December 31, 1999, was approximately 2,500.

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



Overview
--------

   The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software and from systems integration services provided by UST, the Company's subsidiary acquired in July 1996 and divested in April 1998. Product sales are for third-party software and hardware products sold generally by UST as part of their system integration services. In April 1998, UST was divested into a separate operating entity and, accordingly, its revenues and results of operations have not been included in the Company's results of operations after that date. See Note 2 to the Notes to Consolidated Financial Statements. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

   Total revenues for the year ended December 31, 1999 were $992,331 as compared to $1,658,596 for the same period of 1998, a decrease of approximately $666,000. The decrease is primarily attributed to the inclusion of UST revenues of approximately $435,000 in 1998 and timing of completion of the Company's contracts with customers.

   During the year ended December 31, 1999, revenue from custom multimedia software development services was $952,050, as compared to $1,171,648, for the prior year, a decrease of approximately $220,000 or 18%. The decrease was primarily a result of the timing of completion of the Company's contracts with customers. The Company's strategy to increase revenues prospectively from custom multimedia software development services includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

   During the year ended December 31, 1999, revenue from sales of products was $18,238, as compared to $73,328, in the prior year, a decrease of approximately $55,000. In 1999, this represents sales of computer hardware products by the Company, as compared to sales of computer hardware and software products by UST as part of their systems integration services in 1998. The Company does not anticipate a significant volume of computer hardware sales in the future.

   The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $22,043 during the year ended December 31, 1999 as compared to $51,916 for the prior year, a decrease of approximately $30,000 or 58%. The decrease is due primarily to a decrease in the number of marketing and development partners during 1999. The Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

   During the year ended December 31, 1999, the cost of service fees for custom multimedia software services was $505,532 as compared to $562,137 in the prior year, resulting in gross margins of approximately 48% and 52%, respectively. We anticipate margins to remain consistent with this level.

   Cost of product sales was $17,850 for the year ended December 31, 1999, as compared to $44,493 in the prior year, resulting in gross margins of approximately 2% and 39%, respectively. As discussed above, the Company does not expect significant growth in revenue and costs from the sale of third party products during 2000.

   During the year ended December 31, 1999, total operating expenses were $884,128 as compared to $3,327,090 in the prior year, a decrease of approximately $2,443,000 or 73%. This decrease is primarily due to the inclusion of UST operating expenses of approximately $811,000, for the first three months of 1998, the write-off of the carrying amount of an asset related to a consulting services contract entered during 1997 and the Company's general cost cutting efforts. See Note 14 to the Company's financial statements herein for more information on the consulting services contract written off during 1998.

   During the year ended December 31, 1999, research and development expenses were $66,815 as compared to $55,455 for the prior year. The variability in the amount of research and development expenses is directly related to the timing of the Company's product development initiatives. Research and development expenses included improvements on existing tools and the development of software tools and applications to be sold.

   During the year ended December 31, 1999, selling, general and administrative expenses were $817,313 as compared to $2,361,634 in the prior year, a decrease of approximately $1,544,000, or 65%. For the year ended December 31, 1999, approximately $484,000 of the decrease is the direct result of the divestiture of UST in April 1998. The remaining decrease is primarily the result of professional fees incurred during 1998 related to the debenture litigation and the divestiture of UST as well as the Company's general cost cutting efforts in 1999.

   During the year ended December 31, 1999, other income increased by approximately $829,000. The increase is the result of the recovery of $600,000 in payments made by UST that had previously been reserved ($100,000 in May 1999 and $500,000 in August 1999) and the recognition of $229,000 of deferred gain from the divestiture of UST in the third quarter of 1999 (see Note 2). Interest expense and other decreased by $180,000 related primarily to a decrease in interest expense and a penalty of $105,800 related to the Convertible Subordinated Debenture which was recorded during 1998.



Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

   Total revenues for the year ended December 31, 1998 were $1,658,596 as compared to $4,791,823 for the same period of 1997, a decrease of approximately $3.1 million. The decrease is primarily attributed to the inclusion of only three months of UST revenues (approximately $435,000), in 1998 as compared to the inclusion of twelve months of UST revenues (approximately $3.9 million), in the prior year. Revenue from the Company's custom software services increased by approximately $330,000 from the prior year.

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

   Cost of product sales was $44,493 for the year ended December 31, 1998, as compared to $1,848,385 in the prior year, resulting in gross margins of approximately 39% and 12%, respectively. The higher gross margin for 1998 is due to UST's discontinuance of the sale of certain less profitable computers during 1997. As such, UST focused its sales efforts on more profitable products during the first three months of 1998.

   During the year ended December 31, 1998, total operating expenses were $3,327,090 as compared to $3,815,156 in the prior year, a decrease of approximately $488,000 or 13%. This decrease is primarily due to the inclusion of only three months of UST operating expenses in 1998 as compared to twelve months in the prior year, and is offset by the write-off of the carrying amount of an asset related to a consulting services contract as of December 31, 1998 (see Note 14).

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

   During the year ended December 31, 1998, total interest expense and other increased by approximately $13,000 from the prior year primarily due to an increase in amortization of deferred costs as well as a penalty of $105,800 paid pursuant to a settlement relating to the Company's convertible subordinated debenture.


   Cash Flow, Liquidity and Capital Resources

   The Report of Independent Accountants on the 1999 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company had net income of $216,195 for the year ended December 31, 1999, but had a loss from operations of $415,179 and net cash used in operations of $366,254. In addition, as of December 31, 1999 had an accumulated deficit of $16,241,480. As discussed in Note 1 to the Notes to the Consolidated Financial Statements and under Strategy to Achieve Profitable Operations below, the Company plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company. In February and March 2000, the Company received an additional $250,000 in debenture financing and an additional $250,000 related to a purchase of the Company's common stock.

   Included in net income of approximately $216,000 is the receipt of $600,000 as payment on the Company's promissory note with UST. In addition, the Company experienced decreases in accounts receivable and increases in other assets, accounts payable and accrued liabilities. Net cash of approximately $600,000 was provided by the receipt of payment from UST. Net cash of $150,000 was used to make a principal payment on the outstanding convertible subordinated debenture.

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


Other Factors Affecting Future Results

   Continued operating losses and accumulated deficit. The Company incurred a net operating loss of approximately $415,000, before net income of approximately $216,000 for the year ended December 31, 1999, and had an accumulated deficit of approximately $16,241,000 as of December 31, 1999. In addition, net cash used in operations was $366,254 for the year ended December 31, 1999. There can be no assurance that the Company will not incur significant additional operating losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur operating losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses. In February and March 2000, the Company received an additional $250,000 in debenture financing and an additional $250,000 related to a purchase of the Company's common stock.

     Going concern assumptions; future capital needs; no assurance of future financing. The Company's independent accountants' report on its financial statements as of and for the years ended December 31, 1999 and 1998 contains an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountants' report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations.

Strategy to Achieve Profitable Operations

   During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, and initial exploitation of the internet applications for Strategic Solutions Group's expertise. Coupled with careful management, the Company believes it has begun to stabilize its business during 1999. There are no assurances that the Company will achieve its strategy.

   Strategic Solutions Group has entered year 2000 with backlog for its multimedia products, and with indications that market demand is increasing. Without the financial impediment formally imposed by an outstanding convertible debenture issue, and with a modest amount of new operating funding in hand, management can address this growing market appropriately.

   During year 2000, Strategic Solutions Group expects to achieve higher revenues and positive financial results in part through its expending presence in the fast-growing field of web-based training. We were an early entrant in this specialty, and our experience and reputation are advantages. The Company has also taken initial steps to participate in the joint-venture development of a related product line, working closely with one of Strategic Solutions Group's principal investors. We believe that this joint effort will create expanded future sales opportunities.

   Strategic Solutions Group's Profit Strategy For 2000 has refocused from attaining to maintaining profitability. The current condition of the Company and a realistic assessment of opportunities available to us lead to the conclusion that the Company will improve upon 1999's results in 2000, and that the upward trend-line can be maintained for the foreseeable future.

Impact of Inflation

   Inflation has not had any significant effect of the Company's operations.

New Accounting Standards

   In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, determining whether computer software is for internal use, and when costs incurred for internal-use computer software are and are not capitalized.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which defers the effective date of SAB 101 from January 1, 2000 to April 1,2000. The Company is currently evaluating SAB 101 and has not yet determined whether applying the accounting guidance of SAB 101 will have a material effect on its financial position or results of operations.

Impact of Year 2000 Issue

   To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems that may have been affected by Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its customers nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

   The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems that required modification to be Year 2000 compliant. An inventory and assessment of these systems was completed prior to year-end. Remediation and testing of non-Year 2000 compliant systems was completed prior to year-end. As part of this project, the Company developed and tested contingency plans that identified workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company identified suppliers of key goods and services to all business areas and requested information about their Year 2000 readiness.


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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS



                                                                  Page No.

Report of Independent Accountants                                   F-2

Consolidated Balance Sheets, December 31, 1999 and 1998             F-3

Consolidated Statements of Operations for the years
     ended December 31, 1999, 1998 and 1997                         F-4

Consolidated Statements of Stockholders' Deficit for the years
     ended December 31, 1999, 1998 and 1997                         F-5

Consolidated Statements of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997                         F-6

Notes to Consolidated Financial Statements                          F-7 - F-19

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors and Stockholders of Strategic Solutions Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Strategic Solutions Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has a significant accumulated deficit, and its existing cash resources are insufficient to fund its planned operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
______________________________


McLean, Virginia
March 17, 2000

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,    December 31,
                                                                                                   1999           1998
                                                                                             -----------------------------
                                                               ASSETS
                                                               ------
     Current assets:
            Cash and cash equivalents                                                        $    146,107     $     67,991
            Accounts receivable, net of allowance for doubtful accounts
               of $35,000 and $45,000, respectively                                               190,653          189,630
            Prepaid expenses and other current assets                                              22,085           24,497
                                                                                             -----------------------------
               Total current assets                                                               358,845          282,118
                                                                                             -----------------------------
     Property and equipment, at cost:
            Computers, furniture and equipment                                                    416,602          410,972
            Less accumulated depreciation                                                         365,622          325,656
                                                                                             -----------------------------
               Net property and equipment                                                          50,980           85,316
                                                                                             -----------------------------

     Other assets                                                                                  13,591          112,543
                                                                                             -----------------------------
                                                                                             $    423,416     $    479,977
                                                                                             =============================

                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                 -------------------------------------
     Current liabilities
            Accounts payable and accrued liabilities                                         $    369,643     $    365,388
            Convertible subordinated debenture                                                    779,650        1,007,277
            Other current liabilities                                                             183,000          411,966
                                                                                             -----------------------------
               Total current liabilities                                                        1,332,293        1,784,631
                                                                                             -----------------------------
               Total liabilities                                                                1,332,293        1,784,631
                                                                                             -----------------------------
     Commitments and contingencies

     Stockholders' deficit
            Common stock, $.0001 par value.  Authorized 25,000,000
               and 10,000,000 shares; issued and outstanding 5,356,690
               and 3,399,670 shares as of December 31, 1999 and 1998                                  536              340
            Additional paid-in capital                                                         15,370,848       15,230,243
            Accumulated deficit                                                               (16,241,480)     (16,457,675)
            Deferred compensation                                                                 (38,781)         (77,562)
                                                                                             -----------------------------
               Total stockholders' deficit                                                       (908,877)      (1,304,654)
                                                                                             -----------------------------
                                                                                             $    423,416     $    479,977
                                                                                             =============================


                The accompanying notes are an integral part of
                   these consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                          -----------------------------------------
                                                                              1999         1998            1997
                                                                          -----------------------------------------
Revenues
     Service                                                              $  952,050    $ 1,533,352     $ 2,658,409
     Product                                                                  18,238         73,328       2,095,218
     Royalty                                                                  22,043         51,916          38,196
                                                                          -----------------------------------------
                Total revenue                                                992,331      1,658,596       4,791,823
                                                                          ------------------------------------------
Cost of revenues
     Cost of service                                                         505,532        801,168       1,678,704
     Cost of product                                                          17,850         44,493       1,848,385
                                                                          ------------------------------------------
                Total cost of revenue                                        523,382        845,661       3,527,089
                                                                          ------------------------------------------
     Gross profit                                                            468,949        812,935       1,264,734
                                                                          ------------------------------------------
Operating expenses
     Research and development                                                 66,815         55,456         323,002
     Selling, general and administrative                                     817,313      2,361,634       3,492,154
     Write-off of impaired asset                                                  --        910,000              --
                                                                          ------------------------------------------
                Total operating expenses                                     884,128      3,327,090       3,815,156
                                                                          ------------------------------------------
Loss from operations                                                        (415,179)    (2,514,155)      2,550,422)
                                                                          ------------------------------------------
Other income (see Note 2)                                                    828,967             --              --
Interest expense and other, net                                             (197,593)      (377,205)       (349,934)
                                                                          ------------------------------------------
                                                                             631,374       (377,205)       (349,934)
                                                                          ------------------------------------------
Net income (loss)                                                         $  216,195    $(2,891,360)    $ 2,900,356)
                                                                          ==========================================
Net income (loss) per common share (basic)                                $     0.05    $     (1.15)    $     (1.70)
                                                                          ==========================================
Weighted average number of common shares outstanding (basic)               4,300,048      2,512,748       1,705,228
                                                                          ==========================================
Net income (loss) per common share (diluted)                              $     0.05    $     (1.15)    $     (1.70)
                                                                          ==========================================
Weighted average number of common shares outstanding (diluted)             5,459,730      2,512,748       1,705,228
                                                                          ==========================================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                     Common Stock        Additional
                                                  ------------------      Paid-in        Accumulated      Deferred
                                                  Shares      Amount      Capital          Deficit      Compensation      Total
                                                --------------------------------------------------------------------------------
Balance, December 31, 1996                      1,518,880      $152     $11,893,549     $(10,665,959)    $(155,124)    $ 1,072,618

 Exercise of stock options and warrants           111,071        11         792,606               --            --         792,617
 Grant of stock options in connection with
    financial consulting agreement                     --        --       1,150,000               --            --       1,150,000
 Exercise of stock options in connection with
    financial consulting agreement                100,000        10         188,979               --            --         188,989
 Stock issued for services                         38,888         4         171,246               --            --         171,250
 Warrants issued in connection with
    convertible subordinated debenture                 --        --         112,136               --            --         112,136
 Value of beneficial conversion feature on
    convertible subordinated debenture                 --        --         339,394               --            --         339,394
 Amortization of deferred compensation                 --        --              --               --        38,781          38,781
 Net loss                                              --        --              --       (2,900,356)           --      (2,900,356)
                                               -----------------------------------------------------------------------------------
Balance, December 31, 1997                      1,768,839       177      14,647,910      (13,566,315)     (116,343)        965,429

 Shares issued upon conversion of
    subordinated debenture                      1,630,831       163         548,018               --            --         548,181
 Stock options granted to nonemployee for
    consulting services                                --        --          34,315               --            --          34,315
  Amortization of deferred compensation                --        --              --               --        38,781          38,781
  Net loss                                             --        --              --       (2,891,360)           --      (2,891,360)
                                               -----------------------------------------------------------------------------------
Balance, December 31, 1998                      3,399,670       340      15,230,243      (16,457,675)      (77,562)     (1,304,654)

 Shares issued upon conversion of
    subordinated debenture                      1,957,020       196         140,605               --            --         140,801
 Amortization of deferred compensation                 --        --              --               --        38,781          38,781
 Net income                                            --        --              --          216,195            --         216,195
                                               -----------------------------------------------------------------------------------
Balance, December 31, 1999                      5,356,690      $536     $15,370,848     $(16,241,480)    $ (38,781)    $  (908,877)
                                               ===================================================================================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

             STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             1999           1998           1997
                                                                                          ----------------------------------------
     Cash flows from operating activities
         Net income (loss)                                                                $ 216,195     $(2,891,360)   $(2,900,356)
         Adjustments to reconcile net loss to net cash used in
                 operating activities
             Depreciation and amortization                                                   90,790         161,968        224,132
             Amortization of deferred financing costs                                       110,015         132,785         22,004
             Recovery of promissory note related to divestiture of UST                     (600,000)             --             --
             Realization of deferred gain on divestiture of UST                            (228,967)             --             --
             Loss on disposal of assets                                                          --           5,743          4,666
             Provision (reduction) for bad debt expense                                     (10,000)             --        119,096
             Conversion of interest expense into common shares                               12,351              --             --
             Interest expense associated with beneficial conversion
                 feature on convertible subordinated debentures                                  --              --        339,394
             Noncash expense for services                                                        --         240,000        171,250
             Compensation expense on equity securities                                       38,781          73,096         38,781
             Write-off of impaired asset                                                         --         910,000             --
             Increase (decrease) in cash from changes in assets and liabilities:
                 Accounts receivable                                                          8,977         157,759       (374,717)
                 Prepaid expenses and other current assets                                    2,412          88,250         51,853
                 Other assets                                                               (11,063)        (31,183)         2,415
                 Accounts payable and accrued liabilities                                     4,255         (13,770)       231,206
                 Other liabilities                                                               --         139,892        (91,029)
                                                                                          ----------------------------------------
         Net cash used in operating activities                                             (366,254)     (1,026,820)    (2,161,305)
                                                                                          ----------------------------------------

     Cash flows from investing activities
         Cash received related to promissory note from divestiture of UST                   600,000              --             --
         Proceeds from maturity of U.S. government securities                                    --              --        474,144
         Capital expenditures                                                                (5,630)        (17,372)       (86,570)
         Cash balance of divested subsidiary                                                     --          (7,189)            --
                                                                                          ----------------------------------------
         Net cash provided by (used in) investing activities                                594,370         (24,561)       387,574
                                                                                          ----------------------------------------
     Cash flows from financing activities
         Net proceeds from issuance of convertible subordinated debenture                        --              --      1,335,957
         Net proceeds from exercise of stock options and warrants                                --              --        981,606
         Principal payment on debenture                                                    (150,000)             --             --
         Payments on line of credit                                                              --              --       (290,833)
         Payments on notes payable to bank                                                       --         (30,000)       (42,908)
                                                                                          ----------------------------------------
         Net cash (used in) provided by financing activities                               (150,000)        (30,000)     1,983,822
                                                                                          ----------------------------------------
     Net increase (decrease) in cash and cash equivalents                                    78,116      (1,081,381)       210,091
     Cash and cash equivalents, beginning of year                                            67,991       1,149,372        939,281
                                                                                          ----------------------------------------
     Cash and cash equivalents, end of year                                               $ 146,107     $    67,991    $ 1,149,372
                                                                                          ========================================
     Supplemental disclosures of cash paid:
         Interest                                                                         $     195     $     5,524    $    33,901

     Supplemental schedule of noncash investing and financing activities:
         Stock issued as payment for unearned professional fees                           $      --     $        --    $ 1,150,000
         Discount on convertible subordinated debenture                                          --              --        112,136
         Stock issued upon conversion of convertible debentures and
             accrued interest                                                               140,800         548,181             --


                The accompanying notes are an integral part of
                   these consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   Description of Business. During 1997 and through March 1998, Strategic Solutions Group, Inc. (formerly, Pacific Animated Imaging Corporation) and its subsidiaries (the "Company") were full-service providers of technology based software solutions and computer systems integration (including the sale of hardware and software products) and support services. In April 1998, the Company divested itself of its systems integration subsidiary U.S. Technologies, Inc. ("UST"). See Note 2 for further discussion. The Company's ongoing operations specialize in the development of custom interactive multimedia software for use in the areas of process enhancement, technical documentation, training, and performance support for a variety of commercial and industrial end-users.

   Going Concern.   The Company's consolidated financial statements for the year ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had an operating loss of $415,179, before net income of $216,195, for the year ended December 31, 1999, and as of December 31, 1999 had an accumulated deficit of $16,241,480. In addition, net cash used in operations was $366,254 for the year ended December 31, 1999. During 1998, the Company was notified by Nasdaq that it was not in compliance with Nasdaq's new net tangible assets. Subsequently, in 1998 the Company's securities were delisted. Management recognizes that in order to develop and market its services effectively, the Company will require additional financing until such time that service fees are of sufficient volume to generate positive cash flows from operations. Although the Company may seek financing from placements of its equity securities or placements of debt, there can be no assurances that such financing will be available or, if available, will be under terms and conditions suitable to the Company. Management's plans to address the losses and liquidity matters include (i) growing the multimedia operations by implementing a more focused marketing and sales program; and (ii) pursuing an acquisition program of related businesses. However, no assurances can be given that these measures, even if successful, will ensure the continued existence of the Company. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 17 for financing received subsequent to year end.

   Principles of Consolidation. The consolidated financial statements include the accounts of Strategic Solutions Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Revenue Recognition. Revenues generated from the sale of software licenses are recognized in accordance with the Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. Revenues from software licenses are recorded when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. To date the Company has not generated any revenue from the sale of software licenses. Revenues from software development, consulting and training services
are recognized as services are performed.   Revenues from custom multimedia
software products are recognized using the percentage of completion method due to the significant customization involved in their development. Provisions for anticipated contract losses are recognized in the period that they become evident. Revenues from the sale of third party hardware and software products is recognized when products are shipped. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services and is adjusted on a quarterly basis to reflect the status of projects.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Per Share Data. Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed using the weighted-average number of shares of common stock and the effect of potential common shares. Potential common shares include stock options, warrants, and other convertible securities that could be exercised or converted into common stock and are not included in the computation of dilutive earnings per share if they are anti-dilutive. Common shares relating to stock options and warrants are calculated using the treasury stock method and common shares relating to convertible securities are calculated using the if converted method.

   Research and Development Expenses and Software Development Costs. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as the completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. There were no software development costs capitalized for any periods presented as the costs incurred between technological feasibility and general availability were not significant. In addition, research and development costs including software development costs prior to technological feasibility are expensed in the period in which they are incurred.

   Concentration of Credit Risk.   Financial instruments that potentially
subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company provides hardware and software products, develops software, and performs services for its customers located throughout the United States. The Company provides credit in the normal course of business and, to date, has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. In addition, for certain orders for custom multimedia software development projects, the Company requires advances or deposits of at least one-third of the price of the custom software with additional amounts due at certain milestones during the custom software development process. Due to these factors, management believes no additional credit risk beyond amounts provided for in the doubtful account allowance is inherent in the Company's accounts receivable.

   For the year ended December 31, 1999, two customers, an automotive manufacturer and a government division, accounted for 83% and 10%, respectively, of the Company's revenue. For the year ended December 31, 1998, two customers, a truck manufacturer and a government division, accounted for 35% and 25%, respectively, of the Company's revenue. For the year ended December 31, 1997, no one customer accounted for 10% of the Company's revenue. At December 31, 1999, three customers accounted for 58%, 31% and 10%, respectively, of accounts receivable. At December 31, 1998, four customers accounted for 25%, 22%, 15% and 13%, respectively, of accounts receivable

   Recoverability of Long-Lived Assets.   The Company evaluates the
recoverability of the carrying value of property and equipment and intangible assets in accordance with the provisions of Statement of

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets' carrying value. During 1998, the Company recognized an impairment loss of $910,000 related to the write-off of a deferred asset relating to future consulting services, as the recoverability of the carrying value of the asset was uncertain.

   Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   Fair Value of Financial Instruments. The Company believes that for all financial instruments the carrying amount, as reported in the balance sheet, approximates fair value.

   Comprehensive Income. The Company does not have any components of comprehensive income other than net income or net loss.

   New Accounting Pronouncements. In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the
Costs of Computer Software Developed or Obtained for Internal Use.   SOP 98-1
provides guidance on accounting for the costs of computer software developed or obtained for internal use, determining whether computer software is for internal use, and when costs incurred for internal-use computer software are and are not capitalized. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A,which defers the effective date of SAB 101 from January 1, 2000 to April 1,2000. The Company is currently evaluating SAB 101 and has not yet determined whether applying the accounting guidance of SAB 101 will have a material effect on its financial position or results of operations.

   Reclassifications. Certain prior year amounts have been reclassified to correspond to the current year presentation.



2. AGREEMENT WITH U.S. TECHNOLOGIES, INC.


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

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

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

    In accordance with Staff Accounting Bulletin 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB 5-E"), the transaction was accounted for as a divestiture. Accordingly, the consideration received was recorded as assets in the Company's consolidated balance sheet and the related gain was deferred until the Company ultimately collects the cash as prescribed under SAB 5-U, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity."

   At December 31, 1998, the promissory note from UST in the principal amount of $600,000 had not been paid. In addition, the Company was in the process of renegotiating all the terms of its agreement with UST, but no agreement had been reached. Due to the uncertainty of the ongoing negotiations with UST and the inability of UST to meet its obligations due to the Company, management believed that the assets recorded at the time of the divestiture had been impaired. Accordingly, the Company provided an allowance against the entire promissory note receivable balance and wrote down its investment of 100,000 shares in UST to zero at December 31, 1998. In addition, the related deferred gain was written down to its net realizable value at December 31, 1998.

   Pursuant to the ongoing negotiations with UST, in May 1999, the Company entered into a revised agreement with UST which amended all of the original terms. The terms of the revised agreement are as follows: (1) UST will make an immediate payment of $100,000 on the outstanding promissory note and delivery of the 100,000 shares of UST stock which was to be issued to the Company under the Original Agreement, (2) on or before August 15, 1999, or the closing date of UST's initial public offering if sooner, UST will pay the Company $500,000 in satisfaction of all obligations under the Original Agreements, (3) if UST does not tender the $500,000 on or before August 15, 1999, UST will be obligated to pay on or before October 8, 1999, or the date of the closing of its initial public offering if sooner, the remaining face amount of the promissory note and debenture of $1,525,808 reduced by $62,000 of administrative costs covered by the Company, (4) delivery of 200,000 additional shares of UST stock to the Company, (5) if at any time while owning UST stock, the conversion price of said stock falls below $2.50 per share, the Company shall be issued a number of shares that would equate to a purchase price of $2.50 per share, (6) UST shall have the right to purchase all UST shares owned by the Company at $5.00 per share. This call right shall expire upon the closing of the initial public offering of UST's stock or April 30, 2000, and (7) if UST does not comply with
(2) above but with (3) above, the additional 200,000 shares shall be returned to UST.

   In accordance with the revised agreement, the Company received the partial payment against the fully reserved promissory note of $100,000 along with 100,000 shares from UST in May 1999 and the final payment of $500,000 along with 200,000 shares in August 1999. The Company recorded the receipt of the payments as other income in the accompanying consolidated statements of operations. As a result of UST's compliance with the revised agreement and settlement of its debts to the Company, in September 1999, the Company recognized the deferred gain recorded upon the divestiture of UST, of $228,967 in other income in the accompanying consolidated statements of operations.

   In September 1999, UST merged into a subsidiary of Digital Chainsaw, Inc. ("Digital"), a Florida Corporation. As part of this transaction, all 400,000 of the Company's shares of stock in UST were exchanged for 810,821 shares of Digital stock. As a result of the uncertainty of the fair market value of the Company's holdings of Digital stock, management believes the assets recorded remain impaired and as such are fully reserved for at December 31, 1999.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

3. ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, 1999 and 1998 consists of the following:

                                                        1999                        1998
                                                        ----                        ----
Accounts receivable, billed                           $117,121                    $ 95,187
Accounts receivable, unbilled                          108,532                     139,443
                                                      --------                    --------
                                                       225,653                     234,630

Less allowance for doubtful accounts                   (35,000)                    (45,000)
                                                      --------                    --------

Accounts receivable, net                              $190,653                    $189,630
                                                      ========                    ========

4. PROPERTY AND EQUIPMENT

   Property and equipment as of December 31, 1999 and 1998 consists of the following:

                                                        1999                        1998
                                                        ----                        ----
Computer equipment and software                      $ 221,824                   $ 217,244
Office equipment                                        58,565                      57,515
Furniture and fixtures                                 136,213                     136,213
                                                     ---------                   ---------
                                                       416,602                     410,972
Less accumulated depreciation                         (365,622)                   (325,656)
                                                     ---------                   ---------
Property and equipment, net                          $  50,980                   $  85,316
                                                     =========                   =========

   For the years ended December 31, 1999,1998 and 1997, depreciation expense of $39,967, $375,734 and $224,892 was charged to operations.


5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

   Accounts payable and accrued liabilities as of December 31, 1999 and 1998 consist of the following:

                                                        1999                        1998
                                                        ----                        ----
Accounts payable                                      $144,448                   $140,876
Accrued interest expense                               112,592                     75,682
Payroll and related expenses                            35,295                     52,981
Other                                                   77,308                     95,849
                                                      --------                   --------
                                                      $369,643                   $365,388
                                                      ========                   ========

   Other current liabilities as of December 31, 1999 and 1998 consist of the following:

                                                       1999                        1998
                                                       ----                        ----
Penalties on Debentures                              $ 81,013                   $ 81,013
Deferred gain on divestiture of UST                        --                    228,967
Other                                                 101,987                    101,986
                                                     --------                   --------
                                                     $183,000                   $411,966
                                                     ========                   ========

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

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

7. LONG-TERM DEBT

   On October 31, 1997, the Company issued a $1,600,000 6% Convertible Subordinated Debenture (the "Debenture"). The Debenture accrues interest from the date of issuance and is due and payable on October 31, 1999. The Debenture is subordinated to all indebtedness and obligations of the Company for borrowed money, under financing leases, for all obligations issued or assumed as full or partial payment for property, and any trade obligation entered into in the ordinary course of business. The holder of the Debenture was entitled, at its option, to convert, in $50,000 increments, at any time commencing the earlier of
(a) December 30, 1997 or (b) the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Company filed a Form S-3 with the Securities and Exchange Commission which was declared effective January 29, 1998. Pursuant to an agreement dated March 19, 1999, the holder of the debenture had the right to convert monthly, beginning in March 1999, up to 4.99% of the Company's outstanding common stock. This right expired in October 1999.

   The conversion price for each share of common stock is equal to the lesser of
(a) $4.24 (the "Maximum Price") or (b) 80% of the average market price on the five trading days immediately preceding the conversion date provided that in no event shall the conversion price be less than a defined percentage of the Maximum Price. During 1999, the holder converted $124,350 of the debentures to shares of the Company's common stock. The Company recognized approximately $96,000, $80,000 and $16,000, respectively, of interest expense during 1999, 1998 and 1997. The Company recognized interest expense of approximately $339,000 in 1997 resulting from the beneficial conversion feature. Debt issuance costs were approximately $264,000 and are being expensed over the term of the debt using the straight-line method. The Company recognized approximately $110,000, $132,000 and $22,000 of the debt issuance costs during the years ended December 31, 1999, 1998 and 1997, respectively. See Note 15 for a discussion regarding litigation involving the Debenture and the related settlement of the litigation in March 2000.

   In connection with the issuance of the Debenture, the Company also issued 40,000 Warrants (the "Warrants") exercisable at a price of $4.5375. The Company ascribed a fair value of $112,136 to the Warrants at the time of issuance. The debt was written up to its face value of $1,600,000, adjusted for conversions, and the corresponding discount will be expensed using the straight-line method, which approximates the interest method, over the term of the debt.


8. COMMON STOCK

   In September 1999 the Board of Directors and the Company's Stockholders approved an amendment to the certificate of incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 25,000,000. During 1999, the Company issued 1,957,020 shares of common stock upon the conversion of convertible debenture by the debenture holder.


9. STOCK OPTION PLANS

   Stock Option Repricing

   Effective June 16, 1998, the Company's Board of Directors approved a repricing of all active employees, directors and consultant's stock options. Accordingly, options with respect to 116,157 shares

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

of the Company's common stock were cancelled and new options with respect to the same number of shares were granted with an exercise price of $0.375. Other terms and conditions of the options remained the same.

   Incentive Stock Option Plans

   In 1992, the shareholders approved the Company's Incentive Stock Option Plan ("ISO Plan No. 1") for its employees to purchase up to a total of 39,222 registered shares of the Company's common stock. In 1994, the shareholders approved the Company's Incentive Stock Option Plan No. 2 ("ISO Plan No. 2") for its employees to purchase up to a total of 28,571 registered shares of the Company's common stock. In 1997, the shareholders approved the Company's Incentive Stock Option Plan No. 3 ("ISO Plan No. 3") for its employees to purchase up to a total of 80,000 registered shares of the Company's common stock. In 1998, the shareholders approved the Company's Incentive Stock Option Plan No. 4 ("ISO Plan No. 4") for its employees to purchase up to a total of 85,000 registered shares of the Company's common stock. In 1999, the shareholders approved the Company's Incentive Stock Option Plan No. 5 ("ISO Plan No. 5") for its employees to purchase up to a total of 150,000 registered shares of the Company's common stock. For the Incentive Stock Option Plans, the option price per share may not be less than the fair market value of the stock on the date of the grant, the terms of the options are ten years from the date of grant, and options vest over a five-year period beginning on the date of grant. If immediately before a grant an employee owns more than 10% of the total combined voting stock of the Company, the exercise price shall be at least 110% of the fair market value of the stock on the date of the grant and the options expire five years from the date of grant.

   A summary of option activity since December 31, 1996 under ISO Plans No. 1, No. 2, No. 3, No.4 and No. 5 is as follows:

                                                                Number                Weighted Average
                                                              of Options                Option Prices
                                                              ----------              ----------------
Options Outstanding at December 31, 1996                         47,139                    $10.00
   Granted                                                       57,426                    $ 6.34
   Exercised                                                        ---                       ---
   Expired                                                      (57,139)                   $10.95
                                                               --------
Options Outstanding at December 31, 1997                         47,426                    $ 4.44
   Granted                                                      145,300                    $ 0.85
   Exercised                                                        ---                       ---
   Expired                                                     (112,900)                   $ 2.26
                                                               --------
Options Outstanding at December 31, 1998                         79,826                    $ 1.02
   Granted                                                       26,000                    $ 0.12
   Excerised                                                        ---                       ---
   Expired                                                      (22,755)                   $ 0.67
                                                               --------
Options Outstanding at December 31, 1999                         83,071                    $ 0.30
                                                               ========

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

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

   Effective in 1997, the Company adopted Nonqualified Stock Option Plan No. 7 under which the Company authorized the issuance of options to consultants for the purchase of up to a total of 100,000 registered shares of its common stock. Effective in 1998, the Company adopted Nonqualified Stock Option Plan Nos. 8 and 9 under which the Company authorized the issuance of options to directors and consultants for the purchase of up to a total of 25,000 registered shares of its common stock under each of the new plans. Effective in 1999, the Company adopted Nonqualified Stock Option Plan Nos. 10 and 11 under which the Company authorized the issuance of options to employees, directors and consultants for the purchase of up to a total of 410,000 and 750,000 shares, respectively, of its common stock. Options granted under the Nonqualified Stock Option Plans are accounted for based upon their fair value at the date of their issuance. The option price per share under these plans may be greater than or less than the fair market value of the stock on the date of the grant. Both the option price and the terms of the options are determined by the Board of Directors or a committee of the Board as of the date of the grant. Generally, the terms of the options are ten years from the date of grant, and options vest 100% on the date of grant.

   A summary of option activity since December 31, 1996 under the Nonqualified Plans is as follows:

                                                                Number                Weighted Average
                                                              of Options                Option Prices
                                                              ----------              ----------------
Options Outstanding at December 31, 1996                        204,712                     $11.04
   Granted                                                      443,284                     $ 4.69
   Exercised                                                   (131,071)                      3.44
   Expired                                                     (244,284)                    $10.48
                                                              ---------
Options Outstanding at December 31, 1997                        272,641                     $ 4.80
   Granted                                                      122,862                     $ 0.80
   Exercised                                                        ---                        ---
   Expired                                                      (37,857)                    $ 3.03
                                                              ---------
Options Outstanding at December 31, 1998                        357,656                     $ 4.20
   Granted                                                    1,160,000                     $ 0.09
   Excerised                                                        ---                        ---
   Expired                                                      (21,882)                    $ 4.44
                                                              ---------
Options Outstanding at December 31, 1999                      1,495,774                     $ 0.17
                                                              =========


   The weighted average fair value per share of options granted during 1999 and 1998 was $0.09 and $0.83, respectively. The following table summarizes additional information about the stock options outstanding under the Company's stock option plans at December 31, 1999:


                                             OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                                             -------------------                                    -------------------
 Actual Range of         Options          Weighted-Average Remaining        Weighted          Options          Weighted Average
 Exercise Prices      Outstanding at       Contractual Life (years)         Average          Exercisable        Exercise Price
                         12/31/99                                        Exercise Price      at 12/31/99

   $0.05 - 0.05               2,000                  9.1                       $0.05                400              $0.05
   $0.08 - 0.11           1,162,400                  9.5                       $0.09            560,800              $0.09
   $0.12 - 0.14              22,000                  9.8                       $0.12             10,400              $0.12
   $0.38 - 0.53             389,945                  8.2                       $0.38            383,945              $0.38
   $7.88 - 7.88               2,500                  3.2                       $7.88              2,500              $7.88
                          ---------                                                             -------
   $0.05 - 7.88           1,578,845                  9.2                       $0.18            958,045              $0.23
                          =========                                                             =======

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

   Pro Forma Information in Accordance with SFAS 123

   The Company applies Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its equity participation programs. Accordingly, no compensation cost has been recognized for its incentive and nonqualified stock option plans related to stock options granted to employees as the exercise price of the stock options was the same as the fair market value of the underlying common stock on
the date of the grant.   However, the Company has adopted the disclosure-only
provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") as they pertain to the recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the Company's incentive and nonqualified stock option plans consistent with the method of accounting under SFAS 123, the Company's net income (loss) and net income (loss) per share on a pro forma basis would be:

                                                              1999         1998
                                                              ----         ----
   Net income (loss) - as reported                          $216,195   $(2,891,360)
   Net income (loss) - pro forma                            $168,562   $(2,998,995)

   Net income (loss) per share (basic) - as reported         $0.05        $(1.15)
   Net income (loss) per share (basic) - pro forma           $0.04        $(1.19)
   Net income (loss) per share (diluted) - as reported       $0.05        $(1.15)
   Net income (loss) per share (diluted) - pro forma         $0.03        $(1.19)

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for each year:

                                         1999    1998
                                         -----   -----
   Risk-free interest rate               5.71%   5.50%
   Expected life of options - years       5.0     5.0
   Expected stock price volatility        125%    100%
   Expected dividend yield                  0%      0%

10. INCOME TAXES

   The tax effects of the primary temporary differences and carryforwards which give rise to net deferred tax assets are as follows as of December 31, 1999 and 1998:

                                         1999                 1998
                                         ----                 ----
Net operating loss carryforwards      $ 4,815,000          $ 4,907,000
Impairment of deferred services           351,000                   --
Other                                      84,000              159,000
                                      -----------          -----------
                                        5,250,000            5,066,000
Valuation allowance                   $(5,250,000)         $(5,066,000)
                                      -----------          -----------
                                      $        --          $       --
                                      ===========          ===========

   Realization of deferred tax assets at the balance sheet date are dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 1999 and 1998.

   The Company has not recorded a provision or benefit for income taxes for the years ended December 31, 1999, 1998 and 1997. The change in the deferred tax asset valuation allowance is primarily attributable to the losses from prior year operations. As of December 31, 1999, net operating

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

loss carryforwards total approximately $12,400,000 which begin to expire in 2008. As a result of certain changes in ownership, the use of these carryforwards to offset future taxable income may be limited.


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense follows:

                                                 Year Ended December 31,
                                             1999                       1998
                                             ----                       ----
Statutory federal income tax rate              34%                        34%
State income taxes                            (10%)                        5%
Change in valuation allowance                  80%                         6%
Dissolution of UST                           (107%)                      (47%)
Other                                           3%                         2%
                                             ----                       ----
                                                0%                         0%
                                             ====                       ====

11. EARNINGS PER SHARE

   The following is a reconciliation of the numerator and demoninator of the diluted EPS computation for the year ended December 31, 1999. No reconciliation of the numerator and denominator is necessary for 1998 and 1997, as a net loss was reported and inclusion of potential common shares would be antidilutive.

   Numerator:
      Net earnings                                 $  216,195
      Effect of dilutive securities:
         Interest on 6% convertible debenture          36,910
                                                   ----------

   Numerator for diluted EPS                       $  253,105
                                                   ==========

   Denominator:
      Weighted average shares outstanding          $4,300,048
      Effect of dilutive securities:
         Stock options                                209,833
         6% convertible debenture                     949,849
                                                   ----------

   Denominator  for diluted EPS                    $5,459,730
                                                   ==========

   The following shows the number of shares and related price ranges of those shares that were excluded from the EPS computations above. Those options and warrants to purchase shares of common stock were outstanding in the period reported, but were not included in the computation of diluted earnings per share as the excerise prices for these options and warrants were greater than the average market price of the common stock during the period reported, and therefore would be antidilutive.

                                       Year ended
                                    December 31, 1999
                                    -----------------
   Price range of stock options:
      $0.12 - $7.88                      414,445
   Price of warrants:
      $4.54                               40,000

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

12. LEASES

   The Company leases office space under separate noncancelable operating leases, which expire at various dates through 2005. The future annual minimum rental payments, under these leases at December 31, 1999 are as follows:

                    2000             $62,730
                    2001              65,405
                    2002              67,232
                    2003              70,593
                    2004              74,112

     Rental expense for the years ended December 31, 1999, 1998, and 1997, was approximately $47,700, $54,000, and $211,000, respectively.

13. RETIREMENT AND OTHER BENEFIT PLANS

   Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $10,500. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. No contributions for the years ended December 31, 1999, 1998 and 1997 were made.

   During 1994, the Company entered into split dollar agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the agreements, the Company has an interest in the policy equal to the cumulative value of all premiums paid by the Company and will be reimbursed for these premiums upon death, termination of the agreement, or termination of employment. However, since it is possible that the Company at its discretion may waive this requirement, no asset for the premium has been recorded. Through the value of the agreements the Company paid approximately $12,000, $12,000 and $15,000, respectively, in premiums for the years ended December 31, 1999, 1998 and 1997. Effective June 14, 1995, this plan was terminated with respect to one officer in connection with his resignation from the Company.

14. COMMITMENTS

   On March 20, 1997, the Company entered into a financial consulting agreement ("consulting agreement") with First Cambridge Securities Corporation ("First Cambridge"). The terms of the agreement included that First Cambridge receive 100,000 stock options at an exercise price of $2.00 per share. First Cambridge vested immediately in the 100,000 options and exercised their options on March 28, 1997. The consulting agreement permitted the assignment by First Cambridge of its obligation to perform financial consulting services thereunder. First Cambridge has assigned its obligation to another party (the "assignee") and the
Company has accepted the assignment.   The assignee is required to review
materials provided by the Company, perform financial consulting services, and advise the Company and provide at least 50 hours of service per month on a yearly average. The consulting agreement is for the five year period January 1, 1998 - December 31, 2002. Accordingly, the Company will be recognizing an expense of $1,150,000, using the straight-line method over the term of the consulting agreement, or approximately $20,000 per month, beginning January 1, 1998. As of December 31, 1997, the Company had a deferred asset of $1,150,000 arising from this transaction. At December 31, 1998, the Company reviewed the asset for impairment and determined the services performed by the assignee were not deemed satisfactory. Further, there was uncertainty as to the extent of services to be performed in the future. As a result, in 1998 the Company expensed the remaining deferred asset balance of $910,000 in operating expenses in the accompanying statements of operations.

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

      The $106,000 penalty was expensed in the second quarter of 1998 and included in interest expense and other in the accompanying consolidated statements of operations. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon Strategic Solutions Group's receipt of payments from UST. The Company received final payment from UST in August 1999 and at December 31, 1999 was in default on its payment of the penalty. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder.

   On March 1, 2000, the Company settled all outstanding issues with the holder
of the Debenture.   Under the terms of the Settlement Agreement with Releases
(the "Agreement"), the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 promissory note, agreed to honor conversions under the original Subordinated Convertible Debenture for up to 1,000,000 shares of the Company's common stock and transferred to the holder of the Debenture 150,000 shares of common stock that the Company owned in Digital Chainsaw, Inc., a privately held entity. The promissory note is secured by the 641,045 shares of common stock in Digital Chainsaw, Inc. that the Company did not transfer to the
holder of the Debenture.   The payment terms of the promissory note are $10,000
per month starting March 30, 2000 and each month thereafter until paid in full. This promissory note is non-interest bearing. In addition, the Company has agreed to honor conversions of the Debenture into the Company's common stock under the original Subordinated Convertible Debenture for a sixty (60) day period commencing March 1, 2000. The Company also paid $15,000 of legal fees on the behalf of the holder of the Debenture. The Company anticipates that the fair value of the consideration given to settle this litigation will not exceed the liabilities recorded by the Company in its balance sheet as of December 31, 1999, which consists of the outstanding balance of the Convertible Subordinated Debenture, accrued interest and penalties. The Company expects to record the settlement of this matter during the first half of 2000.


16. SEGMENT INFORMATION

   From July 1996 through March 1998, the Company was a full service provider of technology based software solutions and computer systems integration and support services. To achieve these objectives, the Company had two reportable segments during that timeframe: a systems integration division and a multimedia division. In April 1998 the Company divested itself of its systems integrations division. Accordingly, during 1999 the Company is operating under only one segment, the
multimedia division.   For a description of the segments see Note 1.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------

Segment information for 1999, 1998 and 1997 is as follows:

                                Systems
                              Integration               Multimedia
                                Segment                  Segment                     Total
                              -----------               ----------                -----------
Revenues:
          1999                $    --                  $   992,331                $   992,331
          1998                $   435,000              $ 1,223,596                $ 1,658,596
          1997                $ 3,897,861              $   893,962                $ 4,791,823

Loss from Operations:
          1999                $    --                  $  (415,179)               $  (415,179)
          1998                $  (377,051)             $(2,137,104)               $(2,514,155)
          1997                $(1,340,857)             $(1,209,565)               $(2,550,422)

Total Assets:
          1999                $    --                  $   423,416                $   423,416
          1998                $    --                  $   479,977                $   479,977
          1997                $   752,580              $ 3,004,240                $ 3,756,820

17.       SUBSEQUENT EVENTS

          In February 2000, the Company issued convertible subordinated debentures for $250,000. The debentures are due February 2004 and accrue interest at 10%. In March 2000, the Company sold 1,250,000 shares of common stock at $0.20 per share for total proceeds to the Company of $250,000.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance With
Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                          Age      Position
----                          ---      --------
John J. Cadigan               69       Chairman of the Board, Chief Executive Officer, Secretary,
                                       and Treasurer

Ernest A. Wagner              39       President, Chief Operating Officer, and Director

A. David Rossin, Ph.D.        68       Director

Nagesh S. Mhatre, Ph.D.       67       Director

John Morgenstern              66       Director

  John J. Cadigan has been Chairman, Chief Executive Officer, Secretary, Treasurer, and a director of the Company since February 1991. He was President form in July 1995 to January 2000. Prior to joining the Company, Mr. Cadigan served as Chairman of PAI from its inception in 1989 until it was merged into the Company in February 1991.

  Ernest A. Wagner was named President, Chief Operating Officer, and a director of the Company in January 2000. He has been with the Company since February 1994. In 1998, Mr. Wagner was promoted to President of the Company's Multimedia Division. From 1985 to February 1994, Mr. Wagner served in various engineering and management positions with SuperFlow Corporation, a manufacturer of computerized engine and vehicle testing equipment.

     Dr. A. David Rossin has been a director of the Company since February 1991. Dr. Rossin is currently the Center Affiliated Scholar at the Center for International Security of Arms Control at Stanford University. He has been employed since August 1987 as President of Rossin and Associates, a California consulting firm that specializes in nuclear energy matters. Dr. Rossin served as Assistant Secretary of the U.S. Energy Department from 1986 to 1987.

  Dr. Nagesh S. Mhatre currently serves on the Boards of three small business ventures. Dr. Mhatre served as President and a Director of the Becton-Dickinson Co., a multi-billion dollar international company in the medical and hospital equipment field from 1979 to 1984. Dr. Mhatre has held senior management, CEO, and corporate officer positions in the biomedical and biotechnology fields and has worked with numerous startup companies during the period from 1975 to 1979.

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

  There are presently five directors serving on the Board. A. David Rossin has been designated as a Class I director and his term expires in 2002. Nagesh Mhatre and Ernest Wagner have been designated as Class II directors and their terms expire in 2000 and 2003, respectively. John J. Cadigan and John Morgenstern are designated as Class III directors and with terms expiring in 2001.

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

Item 10.  Executive Compensation

  This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation", "Employment Agreements", and "Executive and Other Employee Benefit Plans" and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

  This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

  This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Transactions Involving Directors and Officers" and is incorporated herein by reference.


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

 21       Subsidiaries of Registrant (2)
 23       Consent of PricewaterhouseCoopers LLP (11)
 99       Incentive Stock Option Plan No. 1 (4)
 99(A)    Nonqualified Stock Option Plan No. 1(4)
 99(B)    Incentive Stock Option Plan No. 2 (5)
 99(D)    Phantom Stock Performance Stock Plan (3)
 99(E)    Nonqualified Stock Option Plan No. 2 (5)
 99(F)    Nonqualified Stock Option Plan No. 3 (5)
 99(H)    Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (3)
 99(I)    Nonqualified Stock Option Plan No. 4 (6)
 99(J)    Nonqualified Stock Option Plan No. 5 (9)
 99(K)    Nonqualified Stock Option Plan No. 6 (9)
 99(L)    Nonqualified Stock Option Plan No. 7 (8)
 99(M)    Incentive Stock Option Plan No. 3 (11)
 99(N)    Incentive Stock Option Plan No. 4 (12)
 99(O)    Nonqualified Stock Option Plan No. 8 (13)
 99(P)    Nonqualified Stock Option Plan No. 9 (14)
 99(Q)    Incentive Stock Option Plan No. 5 (15)
 99(R)    Nonqualified Stock Option Plan No. 10 (16)
 99(S)    Nonqualified Stock Option Plan No. 11 (17)

___________________
(1)  Incorporated by reference to Form S-1 Registration Statement,
     File No. 33-68826
(2) JMC Company, Inc. and Forsight, Inc., are wholly owned subsidiaries of the Company incorporated under the laws of the State of Maryland.
(3)  Incorporated by reference to December 31, 1994 Form 10-K.
(4)  Incorporated by reference to Form S-8 Registration Statement,
     File No. 33-53536.
(5)  Incorporated by reference to Original Form SB-2, File No. 33-97776.
(6)  Incorporated by reference to December 31, 1995 Form 10-K.
(7)  Incorporated by reference to Form 8-K, dated July 19, 1996.
(8)  Incorporated by reference to Form S-8 Registration Statement,
     File No. 333-23777.
(9)  Incorporated by reference to December 31, 1996 Form 10-KSB.
(10) Incorporated by reference to Form 8-K, dated October 31, 1997
(11) Incorporated by reference to December 31, 1997 Form 10-KSB.
(12) Incorporated by reference to December 31, 1998 Form 10-KSB.
(13) Incorporated by reference to December 31, 1998 Form 10-KSB.
(14) Incorporated by reference to December 31, 1998 Form 10-KSB.
(15) Filed herewith.
(16) Filed herewith.
(17) Filed herewith

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

STRATEGIC SOLUTIONS GROUP, INC.

BY:  /s/  John J. Cadigan            Dated:  April 3, 2000
    ---------------------
    John J. Cadigan, Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                           Date
---------                   -----                           ----

/s/ John J. Cadigan         Chairman of the Board,          April 3, 2000
-------------------         Chief Executive Officer,
John J. Cadigan             Secretary and Treasurer


/s/ Dr. A. David Rossin     Director                        April 3, 2000
-----------------------
Dr. A. David Rossin


/s/ Dr. Nagesh S. Mhatre    Director                        April 3, 2000
------------------------
Dr. Nagesh S. Mhatre


/s/ John Morgenstern        Director                        April 3, 2000
--------------------


/s/ Ernest A. Wagner        President, Chief Operating      April 3, 2000
--------------------        Officer, Director
Ernest A. Wagner