Form 10QSB
period 2000-03-31
STRATEGIC SOLUTIONS GROUP INC
filed 2000-05-22
CIK 851943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000
                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

Commission File Number: 1-12536
-------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
                        -------------------------------
            (Exact name of Registrant as specified in its charter)


Delaware                                                            11-2964894
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification  No.)
incorporation or organization)

1598 Whitehall Road, Suite E
Annapolis, Maryland                                                      21401
-------------------------------                                          -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                            (410) 757-2728
                                                                --------------

                                Not applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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


             7,606,690 Common Shares, $.0001 par value were issued
                      and outstanding at April 30, 2000.

                        STRATEGIC SOLUTIONS GROUP, INC.
                               TABLE OF CONTENTS

                                                        Page No.
                                                        --------

Part I - Financial Information

Consolidated Balance Sheets, March 31, 2000 and
   December 31, 1999 (unaudited)                            3

Consolidated Statements of Operations for the three
   months ended March 31, 2000 and 1999 (unaudited)         4

Consolidated Statements of Cash Flows for the three
   months ended March 31, 2000 and 1999 (unaudited)         5

Notes to Consolidated Financial Statements (unaudited)      6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      8

Part II - Other Information

Item 1. Legal Proceedings                                  10

Item 2. Exhibits and Reports on Form 8-K                   11

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,      December 31,
                                                                                            2000             1999
                                                                                        ------------     ------------
                                                ASSETS
                                                ------
     Current assets:
           Cash and cash equivalents                                                    $    216,208     $    146,107
           Accounts receivable, net of allowance for doubtful accounts
               of $35,000                                                                    267,982          190,653
           Prepaid expenses and other current assets                                          91,495           22,085
                                                                                        ------------     ------------
               Total current assets                                                          575,685          358,845
                                                                                        ------------     ------------

     Property and equipment, at cost:
           Computers, furniture and equipment                                                426,456          416,602
           Less accumulated depreciation                                                     375,946          365,622
                                                                                        ------------     ------------
               Net property and equipment                                                     50,510           50,980
                                                                                        ------------     ------------


     Other assets                                                                             12,847           13,591
                                                                                        ------------     ------------
                                                                                        $    639,042     $    423,416
                                                                                        ============     ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                                       -------------------------------------
     Current liabilities
           Accounts payable and accrued liabilities                                     $    259,670     $    369,643
           Capital lease obligation                                                            1,353                0
           Notes payable                                                                     150,742                0
           Convertible subordinated debenture                                                      0          779,650
           Other current liabilities                                                         101,987          183,000
                                                                                        ------------     ------------
               Total current liabilities                                                     513,752        1,332,293

     Convertible subordinated debenture                                                      228,061                0
                                                                                        ------------     ------------

               Total liabilities                                                             741,813        1,332,293
                                                                                        ------------     ------------

     Commitments and contingencies

     Stockholders' deficit
           Common stock, $.0001 par value.  Authorized 25,000,000
               shares; issued and outstanding 7,606,690 and 5,356,690
               shares as of March 31, 2000 and December 31, 1999                                 761              536
           Additional paid-in capital                                                     15,893,123       15,370,848
           Accumulated deficit                                                           (15,967,570)     (16,241,480)
           Deferred compensation                                                             (29,085)         (38,781)
                                                                                        ------------     ------------
               Total stockholders' deficit                                                  (102,771)        (908,877)
                                                                                        ------------     ------------

                                                                                        $    639,042     $    423,416
                                                                                        ============     ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                  (Unaudited)

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                            -------------------------
                                                                                                2000          1999
                                                                                            ------------   ----------
       Revenue

            Service fees                                                                    $  270,361     $  271,211

            Product sales                                                                            0              0

            Royalties                                                                            4,039          4,475
                                                                                            ----------     ----------
                    Total revenue                                                              274,400        275,686
                                                                                            ----------     ----------

       Expenses

            Cost of service fees                                                               114,323        128,229

            Cost of product sales                                                                    0              0

            Research and development                                                             3,356         29,381

            Selling, general and administrative                                                290,639        166,842
                                                                                            ----------     ----------
                    Total operating expenses                                                   408,318        324,452
                                                                                            ----------     ----------
       Loss from operations                                                                   (133,918)       (48,766)

       Other expense, net                                                                          427         62,395
                                                                                            ----------     ----------
       Net (loss) before extraordinary item                                                   (134,345)      (111,161)

            Extinguishment of Debt                                                             408,255              0
                                                                                            ----------     ----------
       Net income (loss)                                                                    $  273,910     $ (111,161)
                                                                                            ==========     ==========

       Earnings per common share - Basic
            Loss before extraordinary item                                                  $    (0.02)    $    (0.03)
            Extraordinary item                                                              $     0.07     $     0.00
                                                                                            ----------     ----------
            Net income (loss) per common share                                              $     0.05     $    (0.03)
                                                                                            ==========     ==========

            Weighted average number of common shares outstanding - basic                     5,782,879      3,416,015
                                                                                            ==========     ==========


       Earnings per common share - assuming dilution
            Loss before extraordinary item                                                  $    (0.02)    $    (0.03)
            Extraordinary item                                                              $     0.06     $     0.00
                                                                                            ----------     ----------
            Net income (loss) per common share                                              $     0.04     $    (0.03)
                                                                                            ==========     ==========

            Weighted average number of common shares outstanding - assuming dilution         6,604,226      3,416,015
                                                                                            ==========     ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                   -----------------------
                                                                                                     2000          1999
                                                                                                   ---------     ---------
     Cash flows from operating activities
         Net income (loss)                                                                         $ 273,910     $(111,161)
         Adjustments to reconcile net loss to net cash
                used in operating activities
            Depreciation and amortization                                                             10,885        58,773
            Deferred compensation                                                                      9,696         9,696
            Gain on debt extingishment                                                              (408,255)           --
            Changes in assets and liabilities
                Accounts receivable                                                                  (77,329)       38,478
                Prepaid expenses and other current assets                                              8,190        (3,280)
                Other assets                                                                             744        (2,000)
                Accounts payable and accrued liabilities                                               2,003        56,837
                Other liabilities                                                                      1,970        (2,190)
                                                                                                   ---------     ---------
         Net cash provided by (used in) operating activities                                        (178,186)       45,153
                                                                                                   ---------     ---------

     Cash flows from investing activities
         Capital expenditures                                                                         (9,855)           --
                                                                                                   ---------     ---------
         Net cash used in investing activities                                                        (9,855)           --
                                                                                                   ---------     ---------

     Cash flows from financing activities
         Proceeds from sale of common stock                                                          250,000            --
         Proceeds from convertible debentures                                                        250,000            --
         Payment of financing debt and promissory note                                               (26,858)           --
         Redemption of convertible debt                                                             (215,000)           --
                                                                                                   ---------     ---------
         Net cash provided by financing activities                                                   258,142            --
                                                                                                   ---------     ---------

     Net increase (decrease) in cash and cash equivalents                                             70,101        45,153

     Cash and cash equivalents, beginning of period                                                  146,107        67,991
                                                                                                   ---------     ---------
     Cash and cash equivalents, end of period                                                      $ 216,208     $ 113,144
                                                                                                   =========     =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. FINANCIAL STATEMENT PRESENTATION

   Strategic Solutions Group, Inc. (the "Company") has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

   The Company currently operates in only one segment.

2. CONVERTIBLE DEBT

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

   The $106,000 penalty was expensed in the second quarter of 1998. In addition, the Company executed a judgement note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from UST. The Company received final payment from UST in August 1999 and at December 31, 1999 was in default on its payment of the penalty. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder.

   On March 1, 2000 the Company settled all outstanding issues with the holder of this Debenture. Under the terms of the Settlement Agreement with Releases (the "Agreement"), the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 non-interest bearing promissory note secured by certain assets of the Company, payable in installments of $10,000 per month beginning in March 2000 and secured by certain assets of the Company, issued 1,000,000 shares of the Company's common stock, and transferred to the holder certain other assets owned by the Company which had a negligible book value. The Company also incurred legal fees totaling $15,000 related to this transaction.

   The Company recognized a gain on the cancellation and extinguishments of this debt and the related accrued interest and penalties as an extraordinary item in the operating statement of $408,255.

   On February 24, 2000 ("Issuance Date"), the Company issued a convertible subordinated debenture for $250,000. This debenture bears interest at 10%, matures February 24, 2004 and is convertible into common stock, beginning the earlier of 180 days after the Issuance Date or the effective date of the Registration Statement filed pursuant to a Registration Rights Agreement, at a conversion price equal to the lower of $0.50 or 200% of the average closing bid price for the three days prior to the Issuance Date. The closing bid price on the Issuance Date was $0.1406.

   The Company has the right to redeem this debenture at redemption prices increasing from 125% of the principle amount of the debenture, if redeemed before the first anniversary of the Issuance Date to 200% of the principle amount of the debenture after the third anniversary date of the Issuance Date. Upon notice of redemption, the holder of the debenure has the right to convert the redemption proceeds into common stock.

   The Company granted the holder of this debenture a security interest in certain assets of the Company.

   In connection with this issuance of this debenture, the Company issued a stock purchase warrant for the purchase of up to 250,000 shares of the Company's common stock at $0.75 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant has been assigned a value of $22,500, which represents a debenture discount and will be amortized to interest expense over the life of the debenture.

3. STOCKHOLDERS' EQUITY

   During the three months ended March 31, 2000, the Company sold 1,250,000 shares of common stock in a private placement of $250,000.

   On February 23, 2000 the Board of Directors authorized the adoption of a Stock Option Plan, subject to stockholder approval, for the issuance of stock options to purchase up to 1,600,000 shares of the Company's common stock.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview
--------

The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software . Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

Results of Operations
----------------------

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Total revenues for the three months ended March 31, 2000 were $274,400 as compared to $275,686 for the same period of 1999.

During the three months ended March 31, 2000, revenue from custom multimedia software development services was $270,361 as compared to $271,211 for the same period of the prior year. The Company's strategy to increase revenues prospectively from custom multimedia software development services includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $4,039 during the three months ended March 31, 2000, as compared to $4,475 for the same period of the prior year. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

The net income and net income per share - diluted $273,910 and $0.04 per share, respectively, for the three months ended March 31, 2000, as compared to a net loss and net loss per share of $111,161 and $0.03 per share, respectively, for the same period of the prior year. Our net income for the three months ended March 31, 2000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt (see Note 2 to the Financial Statements).

During the three months ended March 31, 2000, the cost of service fees for custom multimedia software was $114,323 as compared to $128,229, for the same period of the prior year, resulting in gross margins of approximately 58% and 53%, respectively. Management anticipates margins to remain consistent with this level.

During the three months ended March 31, 2000, total operating expenses were $408,318 as compared to $324,452 in the same period of the prior year, an increase of approximately $84,000. This increase was primarily attributable to the inclusion of professional fees associated with the conversion and cancellation of debt. Our research and development expenses were $3,356 for the three months ended March 31, 2000 compared to $29,381 for the same period of the prior year. Research and development expenses include improvements on existing tools and development of software tools and applications to be sold. The decrease is primarily attributed to less time devoted to research and development as compared to contract work.

During the three months ended March 31, 2000, selling, general and administrative expenses were $290,639 as compared to $166,842 in the same period of the prior year, an increase of approximately $124,000, or 74%. The increase is primarily the result of professional fees associated with the conversion and cancellation of debt.

During the three months ended March 31, 2000, other income increased by approximately $385,000. The increase is the result of the conversion and cancellation of $408,255 in debt by the Subordinated Convertible Debenture holder (see Note 2 to the Financial Statements). Interest expense and other decreased by approximately $63,000 related primarily to a decrease in interest expense and a penalty of $105,800 related to the Convertible Subordinated Debenture which was recorded during 1998.

Cash Flow, Liquidity and Capital Resources
------------------------------------------

The Report of Independent Accountants on the 1999 consolidated financial statements of the Company included an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company had net income of $216,195 for the year ended December 31, 1999, but had a loss from operation of $415,179. In addition, as of December 31, 1999 had an accumulated deficit of $16,241,480. For the three month period ended March 31, 2000, the Company had net income of $273,910. As discussed in Strategy to Achieve Profitable Operations below, the Company's plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company. In February and March 2000, the Company received an additional $250,000 in debenture financing and an additional $250,000 related to a purchase of the Company's common stock.

For the three months ended March 31, 2000, the Company used cash of $178,186 from operations. In addition to the net income, the Company experienced a net increase in the extinguisment of debt and accounts receivable. The Company used cash of $9,855 for investing activities. The Company received net cash of $258,142 from financing activities.

For the three months ended March 31, 1999, the Company provided cash of approximately $45,000 from operations. In addition to the net loss, the Company experienced a net increase in accounts receivable and other assets. The Company did not receive or use any cash for investing or financing activities.

Strategy to Achieve Profitable Operations

During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, and initial exploitation of the internet applications for Strategic Solutions Group's expertise. Coupled with careful management, the Company believes it began to stabilize its business during 1999. There are no assurances that the Company can achieve its strategy.

Strategic Solutions Group entered year 2000 with backlog for its multimedia products, and with indications that the market demand is increasing. Without the financial impediment formally imposed by an outstanding convertible debenture issue, and with a modest amount of new operating funding in hand, management can address this growing market appropriately.

During year 2000, Strategic Solutions Group expects to achieve higher revenues and positive financial results in part through its expanding presence in the fast-growing field of web-based training. We were an early entrant in this specialty, and our experience and reputation are advantages. The Company has also taken initial steps to participate in the joint-venture development of a related product line, working closely with one of Strategic Solutions Group's principal investors. We believe that this joint effort will create expanded future sales opportunities.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         -----------------

In January 1998, the Company issued a notice of redemption of its Subordinated Convertible Debenture (the "Debenture") based on management's interpretation of the contract and issued 1,052,624 shares of its common stock in payment of the redemption amount. The holder of the Debenture refused to accept the shares tendered, delivered a notice of partial conversion of the Debenture, and filed suit against the Company in the Delaware Chancery Court alleging that the terms of the Debenture permitted cash redemption only, that the redemption was therefore invalid, and that the Company was required to honor the holder's conversion notice. On April 23, 1998, the Court ruled in favor of the Debenture holder, declaring the redemption invalid and imposing a penalty of $106,000 against the Company for delay in delivering the shares issuable in accordance with the holder's conversion notice. The $106,000 penalty was expensed in the second quarter of 1998 and included in other expenses on the statement of operations. In addition, the Company executed a judgment note payable in favor of the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon Strategic Solutions Group, Inc.'s receipt of payments from U.S. Technologies, Inc. ("UST"). Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder.

On March 1, 2000, the Company settled all outstanding issues with the holder of the Debenture. Under the terms of the Settlement Agreement with Releases (the "Agreement"), the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 promissory note to the Debenture holder, agreed to honor conversions under the original Subordinated Convertible Debenture for up to 1,000,000 shares of the Company's common stock, which has now been completed, and transferred to the holder of the Debenture 150,000 shares of common stock that the Company owned in Digital Chainsaw, Inc., a privately held entity. The promissory note is secured by the 641,045 shares of common stock in Digital Chainsaw, Inc. that the Company did not transfer to the holder of the Debenture. The payment terms of the promissory note are $10,000 per month starting March 30, 2000 and each month thereafter until paid in full. This promissory note is non-interest bearing.
In addition, the Company agreed to honor conversions of the Debenture into the Company's common stock under the original Subordinated Convertible Debenture for a sixty (60) day period commencing March 1. The Company also paid $15,000 of legal fees on the behalf of the holder of the Debenture. The Company has recorded the settlement of this matter during this first quarter of 2000.

The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

Item 2.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a) Exhibits
             10(G) Subordinated Debenture*


          ----------
          * Filed herewith.

         (b) No reports on Form 8-K were required to be filed for the three months ended March 31, 2000.

Item 3.  Changes in Securities:  None
         ---------------------

Item 4.  Defaults Upon Senior Securities:  None
         -------------------------------

Item 5.  Submission of Matters to a Vote of Security Holders:  None
         ---------------------------------------------------

Item 6.  Other Information:  None
         -----------------

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


                                   STRATEGIC SOLUTIONS GROUP, INC.
                                   -------------------------------
                                   (Registrant)

Dated:  May 22, 2000


                                   BY: /s/  John J. Cadigan
                                       --------------------
                                       John J. Cadigan
                                       Chief Executive Officer