Form 10KSB/A
period 1999-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 2000-06-02
CIK 851943

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                  FORM 10-KSB/A

    (Mark One)

    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 1-12536

                         STRATEGIC SOLUTIONS GROUP, INC.
                (Name of Registrant as specified in its charter)

           Delaware                                             11-2964894
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1598 Whitehall Road, Suite E                                      21401
Annapolis Maryland                                              (Zip Code)
(Address of principal executive offices)

                                 (410) 757-2728
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class
                    Common Stock, par value $.0001 per share

    Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [x]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

    The Registrant's revenues for the fiscal year ended December 31, 1999:
$992,331

    As of May 1, 2000, the aggregate market value of the voting stock held by non-affiliates (approximately 6,356,000 shares of Common Stock) was approximately $2,980,000, based on the closing sales price per share of $0.46875 on the NASD OTC Bulletin Board on such date.

    As of May 1, 2000, the Registrant had 7,856,690 shares of Common Stock outstanding.

================================================================================

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Reference is hereby made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "1999 Form 10-KSB"), which included all of the information required by Item 9 of Regulation S-B except the following:

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4 and 5) of Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish the Company with copies of all such forms that they file.

        To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on the written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner.

Item 10. Executive Compensation

Executive Compensation

        The following table shows the compensation paid or accrued by the Company or its subsidiaries for the fiscal years ended December 31, 1997, 1998 and 1999 to or for the account of the Chief Executive Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more.

                                   Annual Compensation                          Long Term Compensation
   Name and                                                             Restricted
  Principal                                            Other Annual        Stock        Options/      LTIP       All other
  Position            Year      Salary      Bonus      Compensation      Award(s)         SARs       Payouts    Compensation
  --------            ----      ------      -----      ------------     ----------      --------     -------    ------------
  John Cadigan,       1999     $100,000      $0          $17,798(1)          0          575,000         0             $0
  Chief Executive
  Officer &           1998     $100,000      $0          $19,330(1)          0                0         0             $0
  Chairman of
  the Board           1997     $100,000      $0          $19,330(1)          0          178,571(2)      0             $0

(1) Includes $15,000 contribution towards a Split Dollar Plan Agreement.
(2) These options represent reissuance of previously issued incentive stock options. The Board of Directors reissued the options at a lower price to create an incentive for Mr. Cadigan.

Option Grants in 1999

         The following table provides certain information with respect to options granted to the Chief Executive Officer during the fiscal year ended December 31, 1999 under the Company's Incentive Stock Option Plans.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                   Number of Securities         Percent of Total Options      Exercise
                    Underlying Options          Granted to Employees in        Price        Expiration
   Name                Granted (#)                    Fiscal Year              ($/sh)          Date
   ----            --------------------         ------------------------      --------      ----------
John Cadigan             475,000                         61.37%                $.0938        07/15/09

Option Exercises and Fiscal Year End Values

        The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 1999 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                     Shares                      Number of Securities          Value of Unexercised
                  Acquired on      Value        Underlying Unexercised      In-The-Money Options/SARs
                   Exercise      Realized       Options/SARs at FY-End             at FY-End(1)
                  -----------    --------    ----------------------------   --------------------------
       Name                                  Exercisable    Unexercisable   Exercisable  Unexercisable
       ----                                  -----------    -------------   -----------  -------------
John Cadigan          ---           ---         375,240        380,000         $   0         $   0

(1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 1999 was $0.0938, based on the closing sales price on the NASD OTC Bulletin Board on December 31, 1999.

Employment Agreements

        Mr. Cadigan entered into an employment agreement with the Company, effective September 1, 1995, to serve as Chairman, President and Chief Executive Officer. The agreement had an initial term of three (3) years. On August 31, 1999, the term of the agreement was extended for three years to August 31, 2002. On January 1, 2000, Ernest A. Wagner was named the Company's President and Chief Operating Officer; therefore, Mr. Cadigan no longer serves in his capacity as President, but still serves as Chief Executive Officer and Chairman of the Board. Mr. Cadigan's base salary is $100,000, however, it is subject to revision periodically in the discretion of the Executive Compensation and Stock Option Committee of the Board of Directors. The employment agreement contains a restrictive covenant not to compete with the Company during the term of the agreement and for two (2) years following termination of service. The agreement further provides for a car allowance and for a severance payment equal to 299% of the annual base compensation due under the agreement in the event there is a "change of control" of the Company, as defined in the agreement, and Mr. Cadigan is subsequently terminated without cause.

Directors' Compensation

        A director who is an employee of the Company receives no additional compensation for services as director or for attendance at or participation in meetings. A director who is not an employee of the Company is paid $1,000.00 for each board or committee meeting that the director attends in person, or $500.00 for each board meeting that the director attends telephonically. An outside director is also reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in board or committee meetings.

        The Company has certain nonqualified stock option plans (the "NQSOPs") that may be used to grant options to directors. While such NQSOPs do not provide an automatic annual grant to the directors, the directors are typically granted options annually pursuant to these plans. The Company anticipates future grants to the directors. The following table sets forth the amount of shares underlying options granted to the directors under the NQSOPs during the fiscal year ended December 31, 1999, the exercise price of such options and the expiration date of such options.

                          Number of Securities
     Name              Underlying Options Granted    Exercise Price      Expiration Date
John Cadigan                    100,000                  $.0938              07/01/09
A. David Rossin                 100,000                  $.0938              07/01/09
Nagesh Mhatre                   100,000                  $.0938              07/01/09
John Morgenstern                110,000                  $.0938              07/01/09

        The Company has no other arrangements regarding compensation for services as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of May 1, 2000 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company (one of whom is also the chief executive officer and the only named executive officer of the Company) and (iii) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

                                        Amount and Nature of
      Name of Beneficial Owner         Beneficial Ownership(1)       Percent of Class(2)
      ------------------------         -----------------------       -------------------
Michael Damas                                 1,250,000                     15.9%
  1A Chester Plaza
  Chester, Maryland 21619

Thomas Stone                               1,362,069(3)                     15.2%
  181-2 Ascot Lane
  Yonahlossee Resort
  Boone, North Carolina 28607

John J. Cadigan                              375,525(4)                      4.6%
Ernest A. Wagner                              71,428(5)                         *
A. David Rossin                              185,393(6)                      2.3%
Nagesh Mhatre                                186,904(7)                      2.3%
John Morgenstern                             348,428(8)                      4.2%
All directors and executive officers
as a group (6 persons)                     1,167,678(9)                     12.9%

 *  Does not exceed one percent.
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.
(2) In accordance with the rules of the SEC, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants, other convertible securities and other rights that are (i) held by such person and (ii) exercisable or convertible within 60 days after May 1, 2000.
(3) Includes (i) 862,069 shares issuable upon conversion of debentures owned by Mr. Stone and (ii) 250,000 shares issuable upon exercise of a warrant.
(4) Includes (i) 285 shares owned by Mr. Cadigan's wife and (ii) 375,240 shares of Common Stock issuable upon exercise of options.
(5) Includes 71,428 shares of Common Stock issuable upon exercise of options.
(6) Includes 185,393 shares of Common Stock issuable upon exercise of options.
(7) Includes 186,904 shares of Common Stock issuable upon exercise of options.
(8) Includes 348,428 shares of Common Stock issuable upon exercise of options.
(9) Includes (i) 285 shares owned by the wife of one of the officers and
    (ii) 1,167,393 shares of Common Stock issuable upon exercise of options.

Item 12. Certain Relationships and Related Transactions

         Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STRATEGIC SOLUTIONS GROUP, INC.


                                     By: /s/ Ernest A. Wagner
                                         ---------------------------------
                                         Ernest A. Wagner
                                         President and Chief Operating Officer


                                     Date: June 2, 2000