Form 10QSB
period 2000-06-30
STRATEGIC SOLUTIONS GROUP INC
filed 2000-08-03
CIK 851943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000
                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number: 1-12536
                        -------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
                        -------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                     11-2964894
 (State or other jurisdiction of          (I.R.S. Employer Identification  No.)
 incorporation or organization)

      1598 Whitehall Road, Suite E
          Annapolis, Maryland                                          21401
 (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number,
 including area code:                                             (410) 757-2728


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No __
                                    ---


     7,856,690 Common Shares, $.0001 par value were issued and outstanding at June 30, 2000.

                        STRATEGIC SOLUTIONS GROUP, INC.


                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
Part I - Financial Information
Consolidated Balance Sheets, June 30, 2000 and
     December 31, 1999 (unaudited)                                       3

Consolidated Statements of Operations for the three and six
     months ended June 30, 2000 and 1999 (unaudited)                     4

Consolidated Statements of Cash Flows for the three and six
     months ended June 30, 2000 and 1999 (unaudited)                     5

Notes to Consolidated Financial Statements (unaudited)                   6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 9

Part II - Other Information

Item 1.   Legal Proceedings                                              11

Item 2.   Changes in Securities and Use of Proceeds                      11

Item 6.   Exhibits and Reports on Form 8-K                               12

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                       June 30,                December 31,
                                                                         2000                      1999
                                                                   ---------------            --------------
ASSETS

Current assets
     Cash and cash equivalents                                     $        90,497            $      146,107
     Accounts receivable, net of allowance for doubtful
         accounts of $35,000 for both periods                              351,631                   190,653
     Prepaid expenses and other assets                                      65,533                    22,085
                                                                   ---------------            --------------
         Total current assets                                              507,661                   358,845
                                                                   ---------------            --------------

Property and equipment, at cost
     Computers, furniture and equipment                                    439,165                   416,602
     Less accumulated depreciation                                         387,263                   365,622
                                                                   ---------------            --------------
         Net property and equipment                                         51,902                    50,980
                                                                   ---------------            --------------

Other assets                                                                13,492                    13,591
                                                                   ---------------            --------------
                                                                   $       573,055            $      423,416
                                                                   ===============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                      $       184,282            $      369,643
     Capital lease obligation                                                1,171                       ---
     Notes payable                                                          95,045                       ---
     Convertible subordinated debenture                                       ----                   779,650
     Other current liabilities                                              54,160                   183,000
                                                                   ---------------            --------------
         Total current liabilities                                         334,658                 1,332,293
                                                                   ---------------            --------------
Convertible subordinated debenture                                         197,385                       ---
                                                                   ---------------            --------------

         Total liabilities                                                 532,043                 1,332,293
                                                                   ---------------            --------------

Commitments and contingencies

Stockholders' Equity
     Common stock, $.0001 par value. Authorized 25,000,000
      and 10,000,000 shares; issued and outstanding 7,856,690
      and 5,356,690 shares as of June 30, 2000
      and December 31, 1999                                                    786                       536
     Additional paid-in capital                                         15,962,094                15,370,848
     Accumulated deficit                                               (15,902,478)              (16,241,480)
     Deferred compensation                                                 (19,390)                  (38,781)
                                                                   ---------------            --------------
         Total stockholders' equity                                         41,012                  (908,877)
                                                                   ---------------            --------------
                                                                   $       573,055            $      423,416
                                                                   ===============            ==============

  The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2000 and 1999
(Unaudited)

                                                                Three months ended                  Six months ended
                                                                     June 30,                           June 30,
                                                          ------------------------------     ------------------------------
                                                              2000              1999             2000              1999
                                                          -------------    -------------     -------------    -------------
Revenues
     Service revenues                                     $     394,806    $     273,378     $     665,167    $     544,589
     Royalty revenues                                             2,986           10,114             7,025           14,589
                                                          -------------    -------------     -------------    -------------
         Total revenue                                          397,792          283,492           672,192          559,178
                                                          -------------    -------------     -------------    -------------

Expenses
     Cost of service revenues                                   139,110          138,820           253,432          267,049
     Research and development                                       ---            9,348             3,357           38,729
     Selling, general and administrative                        248,613          147,890           539,252          314,732
                                                          -------------    -------------     -------------    -------------
         Total operating expenses                               387,723          296,058           796,041          620,510
                                                          -------------    -------------     -------------    -------------

Income (loss) from operations                                    10,069          (12,566)         (123,849)         (61,332)

Other income (expense), net                                      55,024           40,396            54,597          (21,999)
                                                          -------------    -------------     -------------    -------------

Income (loss) before extraordinary item                          65,093           27,830           (69,252)         (83,331)
     Extinguishment of Debt                                         ---              ---           408,255              ---
                                                          -------------    -------------     -------------    -------------

Net income (loss)                                         $      65,093    $      27,830     $     339,003    $     (83,331)
                                                          =============    =============     =============    =============

Earnings per share - Basic

     Income (loss) before extraordinary item              $        0.01    $        0.01     $       (0.01)   $       (0.02)

     Extraordinary item                                   $        0.00    $        0.00     $        0.06    $        0.00
                                                          -------------    -------------     -------------    -------------
     Net income (loss) per common share                   $        0.01    $        0.01     $        0.05    $       (0.02)
                                                          =============    =============     =============    =============

     Weighted average number of common
         shares outstanding - basic                           7,774,272        4,007,309         6,776,225        3,710,954
                                                          =============    =============     =============    =============

Earnings per common share - assuming dilution

     Income (loss) before extraordinary income            $        0.01    $        0.01     $       (0.01)   $       (0.02)

     Extraordinary item                                   $        0.00    $        0.00     $        0.05    $        0.00
                                                          -------------    -------------     -------------    -------------
     Net income (loss) per common share                   $        0.01    $        0.01     $        0.04    $       (0.02)
                                                          =============    =============     =============    =============

     Weighted average number of common
         shares outstanding - assuming dilution               9,059,717        4,008,289         7,885,336        3,710,954
                                                          =============    =============     =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                            Six months ended
                                                                                                June 30,
                                                                                  ----------------------------------
                                                                                       2000               1999
                                                                                  ---------------    ---------------
Cash flows from operating activities
    Net income (loss)                                                             $      339,003     $       (83,331)
    Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation and amortization                                                      21,641             129,727
       Amortization of deferred financing costs                                            5,040                 ---
       Interest expense associated with beneficial conversion
         feature on convertible subordinated debentures                                    2,172                 ---
       Deferred compensation                                                              19,391
       Gain on debt extinguishment                                                      (408,255)                ---
       Other                                                                             (60,000)                ---
       Changes in assets and liabilities:
           Accounts receivable                                                          (160,978)             (4,758)
           Prepaid expenses and other current assets                                      34,152               9,721
           Other assets                                                                      100                (530)
           Accounts payable and accrued liabilities                                       (9,668)             80,441
           Other liabilities                                                               1,171              (2,190)
                                                                                  --------------     ---------------
    Net cash (used in) provided by operating activities                                 (216,231)            129,080
                                                                                  --------------     ---------------

Cash flows from investing activities
    Capital expenditures                                                                 (22,563)             (5,630)
                                                                                  --------------     ---------------
    Net cash used in investing activities                                                (22,563)             (5,630)
                                                                                  --------------     ---------------

Cash flows from financing activities
    Proceeds from convertible debentures                                                 250,000                 ---
    Proceeds from sale of common stock                                                   250,000                 ---
    Payments on financing debt and promissory note                                      (101,816)                ---
    Redemption of convertible debt                                                      (215,000)                ---
                                                                                  --------------     ---------------
    Net cash (used in) provided by financing activities                                  183,184                 ---
                                                                                  --------------     ---------------

Net increase (decrease) in cash and cash equivalents                                     (55,610)            123,450
Cash and cash equivalents, beginning of period                                           146,107              67,991
                                                                                  --------------     ---------------
Cash and cash equivalents, end of period                                          $       90,497     $       191,441
                                                                                  ==============     ===============

Supplemental disclosures of cash paid:
    Interest                                                                      $        2,021     $           ---

Supplemental schedule of non-cash investing and financing activities:

    Options issued as payment for professional fees                               $       53,101     $           ---
    Discount on convertible subordinated debentures                                       22,500                 ---
    Stock issued upon conversion of convertible debentures                               250,000              57,008
    Stock issued for investing by convertible subordinated debenture                     250,000                 ---

  The accompanying notes are an integral part of these consolidated financial statements.

               STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.     FINANCIAL STATEMENT PRESENTATION

     Strategic Solutions Group, Inc. (the "Company") has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read together with the financial statements and notes in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "1999 Form 10-KSB"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

     The $106,000 penalty was expensed in the second quarter of 1998. In addition, the Company executed a judgement note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon SSGI's receipt of payments from U. S. Technologies, Inc. ("UST"). The Company received final payment from UST in August 1999 and at December 31, 1999 was in default on its payment of the penalty. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder.

     On March 1, 2000 the Company settled all outstanding issues with the holder of this Debenture. Under the terms of the Settlement Agreement with Releases, the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 non-interest bearing promissory note secured by certain assets of the Company, payable in installments of $10,000 per month beginning in March 2000 and. issued 1,000,000 shares of the Company's common stock, and transferred to the holder certain other assets owned by the Company which had a negligible book value. The Company also incurred legal fees totaling $15,000 related to this transaction.

     The Company recognized a gain on the cancellation and extinguishments of this debt and the related accrued interest and penalties as an extraordinary item in the operating statement of $408,255.

     On February 24, 2000 ("Issuance Date"), the Company issued a convertible subordinated debenture for $250,000. This debenture bears interest at 10%, matures February 24, 2004 and is convertible into common stock, beginning the earlier of 180 days after the Issuance Date or the effective date of the Registration Statement filed pursuant to a Registration Rights Agreement, at a conversion price of $0.28 (the "Conversion Price").

     The Company has the right to redeem this debenture at redemption prices increasing from 125% of the principal amount of the debenture, if redeemed before the first anniversary of the Issuance Date, to 200% of the principal amount of the debenture after the third anniversary date of the Issuance Date. Upon notice of redemption, the holder of the debenture has the right to convert the redemption proceeds into common stock at the above Conversion Price.

     The Company granted the holder of this debenture a security interest in 641,045 shares of common stock that the Company owns in Digital Chainsaw, Inc.

     In connection with the issuance of this debenture, the Company issued a stock purchase warrant for the purchase of up to 250,000 shares of the Company's common stock at $0.75 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant has been assigned a value of $22,500, which represents a debenture discount and will be amortized to interest expense over the life of the debenture.

     As part of the debenture, the Company was obligated to issue 250,000 shares of its common stock to the investor. In the quarter ended June 30, 2000, the Company recorded the market value of these shares as a reduction in the recorded amount of the debenture and as common stock and additional paid in capital.

     In connection with these investments, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC to register the shares of common stock related to these investments by June 26, 2000 or incur a penalty of up to 7% of the investment amount. The Company has decided not to pursue registration of these shares and is negotiating with the investor to waive the penalty provisions of the registration rights agreements entered into as part of these investments and has not accrued any amounts for such. The Company incurred approximately $19,000 during the three months ended June 30, 2000 in connection with the preparation of registration statements, which has been netted against the investment proceeds received.

3.   STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2000, the Company sold 1,250,000 shares of common stock in a private placement of $250,000. In connection with this investment, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC to register the shares of common stock related to this investment by May 10, 2000 or incur a penalty of up to 7% of the investment amount. The Company has decided not to pursue registration of these shares and is negotiating with the investor to waive the penalty provisions of the registration rights agreements entered into as part of these investments and has not accrued any amounts for such. A debenture holder was granted 250,000 shares of common stock in connection with the debenture agreement.

     On February 23, 2000 the Board of Directors authorized the adoption of a Stock Option Plan, for the issuance of stock options to purchase up to 1,600,000 shares of the Company's common stock.

4.   EARNINGS PER SHARE

     Basic earnings per share for each period presented is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options and the conversion of the convertible subordinated debenture.

     The following shows the determination of income for the purpose of the earnings per share computions:

                                                      Three Months                     Six Months
                                                     Ended June 30,                  Ended June 30,
                                                ----------------------------   ------------------------------
                                                     2000          1999             2000          1999
                                                ----------------------------   ------------------------------
    Net income before extraordinary item        $  65,093        $  27,830      $  (69,252)     $ (83,331)
    Extraordinary item                                 --               --         408,255             --
                                                ---------------------------    -----------------------------
    Income available for common stockholders,
    for basic earnings per share                  65,093            27,830         339,003        (83,331)
    Plus interest on convertible subordinated
    debentures, net of income taxes                1,791                --           2,499             --
                                                ---------------------------    -----------------------------
    Income available for common stockholders,
    used for diluted earnings per share         $  66,884        $  27,830      $  341,502      $ (83,331)
                                                ===========================    =============================

The following shows the determination of the number of shares used in the earnings per share computions:

                                                      Three Months                     Six Months
                                                     Ended June 30,                  Ended June 30,
                                                ----------------------------   ------------------------------
                                                     2000          1999             2000          1999
                                                ----------------------------   ------------------------------
    Weighted average number of shares outstanding  7,774,272      4,007,309        6,776,225      3,710,954
    Net number of shares issued on the assumed
    exercise of stock options                      1,035,445            980          941,529             --
    Shares issued on the assumed conversion of
    convertible subordinated debenture               250,000             --          167,582             --
                                                ----------------------------   ------------------------------
    Number of shares used in the computation of
    dituted earnings per share                     9,059,717      4,008,289        7,885,336      3,710,954
                                                ============================   ==============================

5. OTHER INCOME

Other income for the three and six months ended June 30, 2000 consists primarily of the partial satisfaction ($10,000) of an amount payable the Company exchanged for 10,000 shares of Digital Chainsaw, Inc., an investment the Company received in connection with its divestiture of U.S. Technologies, and the reversal ($50,000) of an amount previously recorded as a payable to a consultant in 1998 for which the Company has no obligation to satisfy.

6. RELATED PARTY TRANSACTION

During the three months ended June 30, 2000, the Company converted approximately $54,000 of amounts due to its non-employee directors into options to purchase approximately 385,000 shares of the Company's common stock at $0.14 per share, which represented the market price per share on the date of grant, and the fair value of the accrued liability.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview
--------

The Company's revenues are comprised primarily of service fees and royalties. Service fees are generated from the development of custom multimedia software, and royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

Results of Operations
---------------------

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999 Total revenue for the three months ended June 30, 2000 was $397,792 as compared to $283,492 for the same period of 1999, an increase of approximately $114,000. Total revenue for the six months ended June 30, 1999 was $672,192 as compared to $559,178 for the same period of 1999, an increase of approximately $113,000. The increase in revenue for these periods is due primarily to an increase in both the size and volume of new contracts and the timing of completion of existing contracts with our customers.

During the three and six month periods ended June 30, 2000, revenue from custom multimedia software development services was $394,806 and $665,167, respectively, as compared to $273,378 and $544,589, respectively, for the same periods of the prior year, increases of approximately $121,000 and $120,000, respectively. The increases are primarily a result of an increase in both the size and volume of new contracts and the timing of completion of the Company's contracts with customers. The Company's strategy to increase revenues prospectively includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $2,986 and $7,025, respectively, during the three and six month periods ended June 30, 2000, as compared to $10,114 and $14,589, respectively, for the same periods of the prior year, a decrease of approximately $7,100 and $7,600, respectively. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

The net income and earnings per share were $65,093 and $0.01, respectively, for the three month period ended June 30, 2000, as compared to $27,830 and $0.01, respectively, for the same period in 1999. The increase in net income of approximately $37,000 is primarily due to the increased gross margin the Company is realizing during 2000 compared to 1999. The net income and earnings per share were $339,003 and $0.05, respectively, for the six month period ended June 30, 2000, as compared to a net loss and net loss per share of $83,331 and $0.02, respectively, for the same period of the prior year. The increase in net income of approximately $422,000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt (see Note 2 to the Financial Statements).

The net income and net income per share - diluted were $66,884 and $0.01 per share, respectively, for the three months ended June 30, 2000, as compared to $27,830 and $0.01 per share, respectively, for the same period of the prior year. Our net income for the three months ended June 30, 2000 is due to an operational net income of $10,069 and other income of $60,000. The net income and net income per share - diluted were $341,502 and $0.04 per share, respectively, for the six months ended June 30, 2000, as compared to a net loss and net loss per share of $83,331 and $0.02 per share, respectively, for the same period of the prior year. Our net income for the six months ended June 30, 2000 is due to extraordinary gain of $408,255 from the conversion and cancellation of debt (see
Note 2 to the Financial Statements).

For the three and six month periods ended June 30, 2000, the cost of service revenues for custom multimedia software was $139,110 and $253,432, respectively, as compared to approximately $138,820 and $267,049, respectively, for the same periods of the prior year, resulting in gross margins of approximately 65% and 62%, respectively, as compared to gross margins of 49% and 50%, respectively, for the same periods of 1999. Management expects gross margins to drop slightly with an increase in the work force expected in future periods while revenues increase proportionally.

During the three and six month periods ended June 30, 2000, total operating expenses were $387,723 and $796,041, respectively, as compared to $296,058 and $620,510, respectively, for the same periods of the prior year, increases of approximately $91,700 and $175,500, respectively. These increases were primarily attributable to the inclusion of professional fees associated with the conversion and cancellation of debt.

During the three month period ended June 30, 2000, we incurred no research and development expenses compared to $9,348 for the same period in 1999. During the six month period ended June 30, 2000, research and development expenses were $3,357 as compared to $38,728 for the same period of the prior year. Research and development expenses include improvements on existing tools and the development of software tools and applications to be sold. The decrease is primarily attributed to less time devoted to research and development as compared to contract work.

During the three and six month periods ended June 30, 2000, selling, general and administrative expenses were $248,613 and $539,252, respectively, as compared to $147,890 and 314,732, respectively, for the same periods of the prior year, increases of approximately $101,000, or 68% and $225,000, or 71%, respectively. The increases are primarily the result of professional fees associated with the conversion and cancellation of debt.

Cash Flow, Liquidity and Capital Resources
------------------------------------------

The Report of Independent Accountants on the 1999 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. For the year ended December 31, 1999 the Company had net income of $216,195, but had a loss from operation of $415,179. In addition, as of December 31, 1999, the Company had an accumulated deficit of $16,241,480. For the three and six month periods ended June 30, 2000, the Company had net income of $65,093 and $339,003. As discussed in Strategy to Achieve Profitable Operations below, the Company's plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company. In February and March 2000, the Company received $500,000 from the sale of convertible debentures and common stock.

For the six months ended June 30, 2000, the Company used cash of $216,231 from operations. In addition to the net income, the Company experienced a net increase in the extinquishment of debt and accounts receivable. The Company used cash of $22,563 for investing activities. The Company received net cash of $183,184 from financing activities.

For the six month period ended June 30, 1999, the Company's operations provided cash of approximately $129,080. Included in net income for the six month period ended June 30, 1999 is the receipt of $100,000 as partial payment on the Company's promissory note with UST. In addition, the Company experienced a net increase in accounts payable and accrued liabilities during the period. Net cash of approximately $5,600 was used for investing activities for the purchase of equipment. The Company did not receive or use any cash for financing activities.

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

During year 2000, Strategic Solutions Group expects to achieve higher revenues and positive financial results in part through its expanding presence in the fast-growing field of web-based training. The Company was an early entrant in this specialty, and its experience and reputation are advantages. The Company has also taken initial steps to participate in the joint-venture development of a related product line, working closely with one of Strategic Solutions Group's principal investors. The Company believes that this joint effort will create expanded future sales opportunities.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings:
        -----------------

The Company has previously disclosed a prior legal proceeding with the holder of a Subordinated Convertible Debenture. On March 1, 2000, the Company settled all outstanding issues with the holder of the Debenture, the terms of which have been previously disclosed in the Company's Quarterly Report for the quarter ended March 31, 2000.

The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

Item 2. Changes in Securities and Use of Proceeds:
        -----------------------------------------
On March 10, 2000, the Company completed a closing of a private placement of its Common Stock. The Company sold 1,250,000 shares in the private placement. The Company raised $250,000 in gross proceeds. The Company used $200,000 of such proceeds to pay the debenture holder under the Settlement Agreement as described more fully in Note 2 to the financial statements hereto and used the remainder of the proceeds for general corporate purposes.

The private placement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was made in reliance on Section 4(2) of the Securities Act. The purchaser in the private placement was an accredited investor. The purchaser was granted registration rights with respect to the shares of Common Stock he purchased, but the Company has not registered his shares. For a more complete description, please see Note 3 to the financial statements hereto.

Item 6. Exhibits and Reports on Form 8-K:
        --------------------------------

        (a) Exhibits

            4.1 Securities Purchase Agreement between Thomas Stone and the Company dated February 24, 2000.
            4.2 10% Convertible Subordinated Debenture due February 24, 2004 to Thomas Stone (incorporated by reference to Exhibit 10(G) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000).

            4.3 Registration Rights Agreement between Thomas Stone and the Company dated February 24, 2000.
            4.4   Stock Purchase Warrant dated February 24, 2000 to Thomas
                  Stone.
            4.5 Securities Purchase Agreement between Michael Damas and the Company dated March 10, 2000.
            4.6 Registration Rights Agreement between Michael Damas and the Company dated March 10, 2000.
            10.1 Settlement Agreement between Supermex Trading Co., Ltd. and the Company dated March 1, 2000.
            10.2 Promissory Note in the amount of $100,000 to Supermex Trading Co., Ltd. dated March 1, 2000.
            27.1  Financial data schedule.

        (b) Reports on Form 8-K filed during the three months ended June 30, 2000: On May 15, 2000 the Company filed a Form 8-K related to a change in its independent accountants

                                   SIGNATURE

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

                                                STRATEGIC SOLUTIONS GROUP, INC.
                                                -------------------------------
                                                (Registrant)

Dated:      August 3, 2000


                                                BY:  /s/ John J. Cadigan
                                                   ---------------------
                                                     John J. Cadigan
                                                     Chief Executive Officer