Form 10QSB
period 2000-09-30
STRATEGIC SOLUTIONS GROUP INC
filed 2000-11-02
CIK 851943

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                               Yes  X      No __
                                   ---


    8,056,690 Common Shares, $.0001 par value were issued and outstanding at
                              September 30, 2000.

                        STRATEGIC SOLUTIONS GROUP, INC.



                               TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
Part I - Financial Information

Consolidated Balance Sheets, September 30, 2000 and
   December 31, 1999 (unaudited)                                                          3

Consolidated Statements of Operations for the three and nine
   months ended September 30, 2000 and 1999 (unaudited)                                   4

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2000 and 1999 (unaudited)                                          5

Notes to Consolidated Financial Statements (unaudited)                                    6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                                   11

Part II - Other Information

Item 1.   Legal Proceedings                                                              13

Item 4.   Submission of Matters to a Vote of Security Holders                            14

Item 5.   Other Information                                                              14

Item 6.   Exhibits and Reports on Form 8-K                                               14

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                September 30,  December 31,
                                                                    2000          1999
                                                                -------------  ------------
ASSETS

Current assets
  Cash and cash equivalents                                     $      57,326  $    146,107
  Accounts receivable, net of allowance for doubtful
     accounts of $25,125 and $35,000, respectively                    307,972       190,653
  Prepaid expenses and other assets                                    45,687        22,085
                                                                -------------  ------------
     Total current assets                                             410,985       358,845
                                                                -------------  ------------

Property and equipment, at cost
  Computers, furniture and equipment                                  453,482       416,602
  Less accumulated depreciation                                       400,176       365,622
                                                                -------------  ------------
     Net property and equipment                                        53,306        50,980
                                                                -------------  ------------

Restricted Investments                                                236,329            --
Other assets                                                           55,795        13,591
                                                                -------------  ------------
     Total other assets                                               292,124        13,591
                                                                -------------  ------------
                                                                $     756,415  $    423,416
                                                                =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued liabilities                      $    236,752   $    369,643
  Notes payable                                                       38,846             --
  Convertible subordinated debenture                                      --        779,650
  Other current liabilities                                           55,734        183,000
                                                                ------------   ------------
     Total current liabilities                                       331,332      1,332,293
                                                                ------------   ------------
Convertible subordinated debenture                                   200,989             --
                                                                ------------   ------------

     Total liabilities                                               532,321      1,332,293
                                                                ------------   ------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.0001 par value. Authorized 25,000,000
     and 10,000,000 shares; issued and outstanding
     8,056,690 and 5,356,690 shares as of September 30, 2000
     and December 31, 1999                                               806            536
  Additional paid-in capital                                      15,980,834     15,370,848
  Accumulated deficit                                            (15,984,180)   (16,241,480)
  Accumulated other comprehensive income                             236,329             --
  Deferred compensation                                               (9,695)       (38,781)
                                                                ------------   ------------
     Total stockholders' equity                                      224,094       (908,877)
                                                                ------------   ------------
                                                                $    756,415   $    423,416
                                                                ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2000 and 1999
(Unaudited)

                                                                     Three months ended         Nine months ended
                                                                        September 30,             September 30,
                                                                   -----------------------   -----------------------
                                                                      2000         1999         2000         1999
                                                                   ----------   ----------   ----------   ----------
Revenues
  Service revenues                                                 $  401,255   $  252,339   $1,066,422   $  796,928
  Royalty revenues                                                      3,325        5,359       10,350       19,948
                                                                   ----------   ----------   ----------   ----------
     Total revenue                                                    404,580      257,698    1,076,772      816,876
                                                                   ----------   ----------   ----------   ----------

Expenses
  Cost of service revenues                                            192,801      118,821      446,234      385,869
  Research and development                                                 68       23,373        3,426       62,101
  Selling, general and administrative                                 288,496      301,153      827,747      615,887
                                                                   ----------   ----------   ----------   ----------
     Total operating expenses                                         481,365      443,347    1,277,407    1,063,857
                                                                   ----------   ----------   ----------   ----------

Income (loss) from operations                                         (76,785)    (185,649)    (200,635)    (246,981)

Other income (expense), net                                            (4,917)     672,801       49,680      650,802
                                                                   ----------   ----------   ----------   ----------

Income (loss) before extraordinary item                               (81,702)     487,152     (150,955)     403,821
  Extinguishment of Debt                                                   --           --      408,255           --
                                                                   ----------   ----------   ----------   ----------

Net income (loss)                                                  $  (81,702)  $  487,152   $  257,300   $  403,821
                                                                   ==========   ==========   ==========   ==========

Earnings per share - Basic
  Income (loss) before extraordinary item                          $    (0.01)  $     0.11   $    (0.02)  $     0.10
  Extraordinary item                                               $     0.00   $     0.00   $     0.06   $     0.00
                                                                   ----------   ----------   ----------   ----------
  Net income (loss) per common share                               $    (0.01)  $     0.11   $     0.04   $     0.10
                                                                   ==========   ==========   ==========   ==========

  Weighted average number of common
     shares outstanding - basic                                     7,916,473    4,575,161    7,159,082    4,058,562
                                                                   ==========   ==========   ==========   ==========

Earnings per common share - diluted
  Income (loss) before extraordinary income                        $    (0.01)  $     0.10   $    (0.02)  $     0.10
  Extraordinary item                                               $     0.00   $     0.00   $     0.05   $     0.00
                                                                   ----------   ----------   ----------   ----------
  Net income (loss) per common share                               $    (0.01)  $     0.10   $     0.03   $     0.10
                                                                   ==========   ==========   ==========   ==========

  Weighted average number of common
     shares outstanding - diluted                                   8,166,473    4,775,798    8,132,904    4,185,910
                                                                   ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  Nine months ended
                                                                                     September 30,
                                                                                 ---------------------
                                                                                    2000        1999
                                                                                 ---------   ---------
Cash flows from operating activities
 Net income                                                                      $ 257,300   $ 403,821
 Adjustments to reconcile net income to net cash used
   in operating activities
   Depreciation and amortization                                                    43,199     173,293
   Allowance for Doubtful Accounts                                                  (9,875)    (10,000)
   Deferred compensation                                                            29,086      29,086
   Gain on debt extinguishment                                                    (408,255)         --
   Other                                                                           (60,000)         --
   Changes in assets and liabilities:
      Accounts receivable                                                         (107,444)     96,594
      Prepaid expenses and other current assets                                     53,998       3,479
      Other assets                                                                 (42,204)       (530)
      Accounts payable and accrued liabilities                                      42,801      44,778
      Other liabilities                                                              3,748    (228,967)
                                                                                 ---------   ---------
 Net cash (used in) provided by operating activities                              (197,646)    511,554
                                                                                 ---------   ---------

Cash flows from investing activities
 Capital expenditures                                                              (36,880)     (5,630)
                                                                                 ---------   ---------
 Net cash used in investing activities                                             (36,880)     (5,630)
                                                                                 ---------   ---------

Cash flows from financing activities
 Proceeds from convertible debentures                                              250,000          --
 Proceeds from sale of common stock                                                250,000          --
 Proceeds from exercise of options                                                  18,760          --
 Payments on financing debt and promissory note                                   (158,015)   (150,000)
 Redemption of convertible debt                                                   (215,000)         --
                                                                                 ---------   ---------
 Net cash (used in) provided by financing activities                               145,745    (150,000)
                                                                                 ---------   ---------

Net increase (decrease) in cash and cash equivalents                               (88,781)    355,924
Cash and cash equivalents, beginning of period                                     146,107      67,991
                                                                                 ---------   ---------
Cash and cash equivalents, end of period                                         $  57,326   $ 423,915
                                                                                 =========   =========

Supplemental disclosures of cash paid:
 Interest                                                                        $   2,570   $      --

Supplemental schedule of non-cash investing and financing activities:
 Options issued as payment for professional fees                                 $  53,101   $      --
 Discount on convertible subordinated debentures                                    22,500          --
 Stock issued upon conversion of convertible debentures                            250,000     101,168
 Stock issued in connection with the sale of
     convertible subordinated debenture                                             35,156          --

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

2. RESTRICTED INVESTMENTS

   As a result of the Company's divestiture of U.S. Technologies, Inc. ("UST") and the subsequent merger of UST with and into a subsidiary of Digital Chainsaw, Inc. ("Digital Chainsaw") in 1999, the Company held 641,045 shares of Digital Chainsaw common stock. At December 31, 1999, the Company had established a reserve for the full value of the Digital Chainsaw common stock it held.

   In August 2000, Digital Chainsaw was acquired by High Speed Access Corporation ("High Speed Access"), (Nasdaq: HSAC), in a share exchange where each share of Digital Chainsaw was exchanged for 0.1017 shares of High Speed Access. The Company received 65,194 shares of restricted common stock of High Speed Access in exchange for the shares of Digital Chainsaw it held.

   The Company has recorded the shares of High Speed Access it holds at their fair value, which is based on the quoted market price at September 30, 2000 as a restricted investment and accumulated other comprehensive income. Any future adjustments to fair value of the restricted investment, which has been classified as available-for-sale, will be recorded as an increase or decrease in accumulated comprehensive income, a stockholders' equity account.

   The Company's investment in High Speed Access is contractually restricted, with fifty percent of the shares held by the Company transferable beginning 180 days after the closing date of the acquision, with the remaining fifty percent transferable in six equal installments beginning on the last day of the month of each of the six months immediately following May 2001. This investment is also pledged to secure an outstanding promissory note as more fully described in Note 4 herein.

3. LINE OF CREDIT

   On August 30, 2000 the Company secured a bank line of credit allowing for borrowings up to $100,000 for working capital. The line is secured by the assets of the Company. Interest on the outstanding principal balance is the Prime Rate plus 1.0%. Accrued interest is payable monthly with any outstanding principal and accrued interest due August 30, 2001. At September 30, 2000 there have been no borrowings on the line of credit.

4. CONVERTIBLE DEBT

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

   On March 1, 2000 the Company settled all outstanding issues with the holder of this Debenture. Under the terms of the Settlement Agreement with Releases, the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 non-interest bearing promissory note secured by certain assets of the Company, payable in installments of $10,000 per month beginning in March 2000, issued 1,000,000 shares of the Company's common stock, and transferred to the holder certain other assets owned by the Company which had a negligible book value. The Company also incurred legal fees totaling $15,000 related to this transaction.

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

   The Company granted the holder of this debenture a security interest in 641,045 shares of common stock that the Company owned in Digital Chainsaw, which shares have since been exchanged for 65,194 shares of High Speed Access as previously described in Note 2.

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

   In connection with these investments, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC by June 26, 2000 or cause the shares of common stock related to these investments to be registered by February 24, 2001, or otherwise incur a penalty. The Company has decided not to pursue registration of these shares and is negotiating with the investor to waive the penalty provisions of the registration rights agreements entered into as part of these investments and has not accrued any amounts for such. The Company incurred approximately $19,000 during the three months ended June 30, 2000 in connection with the preparation of registration statements, which has been netted against the investment proceeds received.

5. STOCKHOLDERS' EQUITY

   During the nine months ended September 30, 2000, the Company sold 1,250,000 shares of common stock in a private placement of $250,000. In connection with this investment, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC to register the shares of common stock related to this investment by May 5, 2000 or incur a penalty based on the amount of time the filing is delayed and calculated using a percentage of the investment amount. The Company has decided not to pursue registration of these shares and is negotiating with the investor to waive the penalty provisions of the registration rights agreements entered into as part of these investments and has not accrued any amounts for such. A debenture holder was granted 250,000 shares of common stock in connection with the debenture agreement.

   On February 23, 2000 the Board of Directors authorized the adoption of a Stock Option Plan, for the issuance of stock options to purchase up to 1,600,000 shares of the Company's common stock.

6. EARNINGS PER SHARE

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

   The following shows the determination of income for the purpose of the earnings (loss) per share computions:

                                                              Three Months                         Nine Months
                                                          Ended September 30,                  Ended September 30,
                                                    ------------------------------     ---------------------------------
                                                            2000           1999                  2000            1999
                                                    ------------------------------     ---------------------------------
Net income (loss) before extraordinary item         $       (81,702)      $487,152     $        (150,955)       $403,821
Extraordinary item                                               --             --               408,255              --
                                                    ------------------------------     ---------------------------------

Income (loss) available for common stockholders,
 for basic earnings (loss) per share                        (81,702)       487,152               257,300         403,821

Plus interest on convertible subordinated
 debentures, net of income taxes                                ---             --                 8,189              --
                                                    ------------------------------     ---------------------------------

Income (loss) available for common stockholders,
 used for diluted earnings (loss) per share         $       (81,702)      $487,152     $         265,489        $403,821
                                                    ==============================     =================================

 The following shows the determination of the number of shares used in the earnings per share computions:

                                                              Three Months                        Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                    ------------------------------     -------------------------------
                                                             2000           1999                 2000           1999
                                                    ------------------------------     -------------------------------
Weighted average number of shares outstanding             7,916,473      4,575,161            7,159,082      4,058,562
Net number of shares issued on the assumed exercise
 of stock options                                                --        200,637              723,822        127,348

Shares issued on the assumed conversion of
 convertible subordinated debenture                         250,000             --              250,000             --
                                                    ------------------------------     -------------------------------
Number of shares used in the computation of dituted
 earnings per share                                       8,166,473      4,775,798            8,132,904      4,185,910
                                                    ==============================     ===============================

   The diluted share base for the three months ended September 30, 2000 excludes incremental shares of 1,027,116 related to stock options. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

7. OTHER INCOME

   Other income for the nine months ended September 30, 2000 consists primarily of the partial satisfaction ($10,000) of an amount payable the Company exchanged for 10,000 shares of Digital Chainsaw, an investment the Company received in connection with its divestiture of UST, and the reversal ($50,000) of an amount previously recorded as a payable to a consultant in 1998 for which the Company has no obligation to satisfy.

8. RELATED PARTY TRANSACTION

   During the nine months ended September 30, 2000, the Company converted approximately $54,000 of amounts due to its non-employee directors into options to purchase approximately 385,000 shares of the Company's common stock at $0.14 per share, which represented the market price per share on the date of grant, and the fair value of the accrued liability.

9. COMPREHENSIVE INCOME

  The components of comprehensive income for the nine months ended September 30, 2000 and 1999 are as follows:

                                                 September 30,  September 30,
                                                      2000          1999
                                                      ----          ----
     Net income                                       $257,300       $403,821
     Unrealized gain on marketable securities          236,329            ---
                                                      --------       --------
     Comprehensive income                             $401,461       $403,821
                                                      ========       ========

  The components of accumulated other comprehensive income, net of related tax, at September 30, 2000 and December 31, 1999 are as follows:

                                              September 30,  December 31,
                                                  2000          1999
                                                  ----          ----
     Unrealized gain on marketable securities    $236,329     $     --
                                                 ========     ========

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

Results of Operations
---------------------

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

Total revenue for the three months ended September 30, 2000 was $404,580 as compared to $257,698 for the same period of 1999, an increase of approximately $147,000 or 57%. Total revenue for the nine months ended September 30, 2000 was $1,076,772 as compared to $816,876 for the same period of 1999, an increase of approximately $260,000 or 32%. The increase in revenue for these periods is due primarily to an increase in both the size and volume of new contracts and the timing of completion of existing contracts with our customers.

During the three and nine month periods ended September 30, 2000, revenue from custom multimedia software development services was $401,255 and $1,066,422, respectively, as compared to $252,339 and $796,928, respectively, for the same periods of the prior year, increases of approximately $149,000 (59%) and $269,000 (34%), respectively. The increases are primarily a result of an increase in both the size and volume of new contracts and the timing of completion of the Company's contracts with customers. The Company's strategy to increase revenues prospectively includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $3,325 and $10,350, respectively, during the three and nine month periods ended September 30, 2000, as compared to $5,359 and $19,948, respectively, for the same periods of the prior year, a decrease of approximately $2,000 (37%) and $9,600 (48%), respectively. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

The net income (loss) and earnings (loss) per share were $(81,702) and ($0.01), respectively, for the three month period ended September 30, 2000, as compared to $487,152 and $0.11, respectively, for the same period in 1999. The decrease in net income of approximately $569,000 is primarily due to the recovery of amounts owed by UST in the third quarter of 1999 that had been previously written-off . The net income and earnings per share were $257,300 and $0.04, respectively, for the nine month period ended September 30, 2000, as compared to a net income and net income per share of $403,821 and $0.10, respectively, for the same period of the prior year. The decrease in net income of approximately $146,000 is primarily due to the recovery of $600,000 owed by UST in the third quarter of 1999 that had been previously written-off, offset by an extraordinary gain of $408,255 from the conversion and cancellation of debt in 2000 (see Note 4 to the Financial Statements).

The net income and net income per share - diluted were $257,300 and $0.03 per share, respectively, for the nine months ended September 30, 2000, as compared to $403,821 and $0.10 per share, respectively, for the same period of the prior year. The net income for the nine months ended September 30, 2000 is due to extraordinary gain of $408,255 from the conversion and cancellation of debt (see
Note 4 to the Financial Statements).

For the three and nine month periods ended September 30, 2000, the cost of service revenues for custom multimedia software was $192,801 and $446,234, respectively, as compared to $118,821 and $385,859, respectively, for the same periods of the prior year, resulting in gross margins of 52.0% and 58.2%, respectively, as compared to gross margins of 54.5% and 51.7%, respectively, for the same periods of 1999. Management expects gross margins to stay consistent with this level.

During the three and nine month periods ended September 30, 2000, total operating expenses were $481,365 and $1,277,407, respectively, as compared to $443,347 and $1,063,857, respectively, for the same periods of the prior year, increases of approximately $38,000, or 8.6% and $214,000, or 20.1%, respectively. These increases were primarily attributable to the inclusion of professional fees associated with the investment stock exchange and conversion and cancellation of debt.

During the three month period ended September 30, 2000, we incurred research and development expenses of $68 compared to $23,373 for the same period in 1999. During the nine month period ended September 30, 2000, research and development expenses were $3,426 as compared to $62,101 for the same period of the prior year. Research and development expenses include improvements on existing tools and the development of software tools and applications to be sold. The decrease is primarily attributed to less time devoted to research and development as compared to contract work.

During the three and nine month periods ended September 30, 2000, selling, general and administrative expenses were $288,496 and $827,747, respectively, as compared to $301,153 and 615,887, respectively, for the same periods of the prior year, a decrease of approximately $12,700, or 4% and an increase of approximately $212,000, or 34%, respectively. The increase is primarily the result of professional fees associated with the conversion and cancellation of debt.


Cash Flow, Liquidity and Capital Resources
------------------------------------------

The Report of Independent Accountants on the 1999 consolidated financial statements of the Company includes an explanatory paragraph stating that the recurring losses from operations and the existing cash resources may be insufficient to fund planned operations and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. For the year ended December 31, 1999 the Company had net income of $216,195, but had a loss from operation of $415,179. In addition, as of December 31, 1999, the Company had an accumulated deficit of $16,241,480. For the three and nine month periods ended September 30, 2000, the Company had net (loss) income of $(81,702) and $257,300. As discussed in Strategy to Achieve Profitable Operations below, the Company's plans to implement certain actions to address the losses and liquidity matters. However, there can be no assurance that such actions will generate sufficient cash flow to ensure the continued existence of the Company; or that additional financing will be available from any sources at terms and conditions suitable to the Company or at all. In February and March 2000, the Company received $500,000 from the sale of convertible debentures and common stock.

At September 30, 2000, the Company had available to it $100,000 under its line of credit agreement put in place during the third quarter of 2000. Additionally, even though not currently salable, the Company is holding approximately 65,000 shares of common stock of High Speed Access Corporation, a company listed on the Nasdaq stock market under the symbol HSAC. The market value of these shares of common stock as of October 25, 2000 was approximately $225,000. The Company currently intends to liquidate these shares of common stock as soon as the contractual lock-up period described in Note 2 to the financial statements allows.

For the nine months ended September 30, 2000, the Company used cash of $197,646 from operations. In addition to the net income, the Company experienced a net increase in the extinquishment of debt and accounts receivable and deferred costs. The Company used cash of $36,880 for investing activities. The Company received net cash of $145,745 from financing activities.

For the nine month period ended September 30, 1999, the Company's operations provided cash of approximately $512,000. Included in net income for the nine month period ended September 30, 1999 is the receipt of $600,000 as payment on the Company's promissory note with UST. In addition, the Company experienced a net increase in accounts payable and accrued liabilities during the period and a decrease in accounts receivable. Net cash of approximately $5,600 was used for investing activities for the purchase of equipment. The Company made a principal payment of $150,000 on the outstanding convertible subordinated debenture during the third quarter of 1999.


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

Strategic Solutions Group entered year 2000 with backlog for its multimedia products, and with indications that the market demand is increasing. Without the financial impediment formally imposed by an outstanding convertible debenture issue, and with a modest amount of new operating capital in hand, management can address this growing market appropriately.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

The Annual Meeting of the Company's Stockholders was held on August 18, 2000 to consider and vote upon the following proposals:

(i) Election of Directors. Nagesh Mhatre was nominated and elected as a director to serve a term that expires at the 2003 Annual Meeting of Stockholders, with 7,163,599 shares voted for Mr. Mhatre and 352,848 shares withheld. John Cadigan and John Morgenstern serve terms that expire at the 2001 Annual Meeting of Stockholders and A. David Rossin and Ernest Wagner serve terms that expire at the 2002 Annual Meeting of Stockholders.

(ii) Approval of the appointment of Grant Thornton LLP as the Company's independent public accountants for 2000, with 7,427,808 shares voted for such proposal, 84,934 shares voted against such proposal and 3,705 shares abstaining.


Item 5.  Other Information.
         -----------------

On October 21, 2000, John Cadigan retired as the Company's Chiarman of the Board and Chief Executive Officer. He intends to remain on the Company's Board of Directors until the expiration of his current term at the 2001 Annual Meeting of Stockholders. The Company has been aware of Mr. Cadigan's planned retirement and has been actively seeking someone to replace Mr. Cadigan. Ernest Wagner, the Company's President and Chief Operating Officer, will continue to oversee the Company's day to day operations.


Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits
              27.1  Financial data schedule.

         (b) Reports on Form 8-K filed during the three months ended September 30, 2000: none



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


                                   STRATEGIC SOLUTIONS GROUP, INC.
                                   -------------------------------
                                   (Registrant)

Dated:  November 2, 2000


                                   BY:  /s/ Ernest A. Wagner
                                        --------------------
                                        Ernest A. Wagner
                                        President and Chief Operating Officer