Form 10KSB
period 2000-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 2001-04-12
CIK 851943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 2000

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
                        -------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                   11-2964894
--------------------------------              ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                  Identification  No.)

1598 Whitehall Road, Ste. E
Annapolis, Maryland                                          21401
----------------------------                                 -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:                                  (410) 757-2728
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___.
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     As of February 28, 2001 the aggregate market value of the voting stock held by non-affiliates, 6,356,405 shares of Common Stock, $.0001 par value, was approximately $993,000 based on the closing price of $0.1562. The number of shares outstanding of our Common Stock, as of February 28, 2001 was 8,256,690.

     Documents incorporated by reference:  None

                                    PART I

Item 1. Description of Business.

General

During 2000, Strategic Solutions Group, Inc. ("the Company") provided custom interactive multimedia software. The Company designs, develops, and markets custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations, and corporate communications.

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

Depending on a customer's needs, the Company can produce multimedia software that includes interactive computer animation, full motion video, audio, high-end color graphics, text and hypertext providing vivid and effective instruction and information. The software developed by the Company can be distributed over multiple platforms including MS Windows and DOS and can be delivered on diskette, CD-ROM, or the Internet. The Company has adapted its services using new and emerging technologies, such as internal corporate intranets or the Internet using the World Wide Web ("Web"). In addition, the incorporation of Web-Based training ("WBT") allows users to have access from anywhere in the world.The Company believes that the Internet and intranets will become increasingly important delivery methods in the future.

According to a March 2000 industry research report on e-learning conducted by WR Hambrecht & Co., corporate e-learning is one of the fastest growing markets in the education industry. The report indicated that the online training market is expected to nearly double in size every year through 2003, when it will reach approximately $11.5 billion. Within the e-learning market segments, the research report noted that the services segment of the e-learning market was the fastest growing segment, with a Compounded Annual Growth Rate (CAGR) of 111%.

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

Development and Services. The Company's custom multimedia services for the above technology-based solutions include needs analysis, design specification and product development. Needs analysis typically takes from three to four weeks and the charges for such services can range from $10,000 to $20,000. The design phase lasts from four to ten weeks and the charges for such services can range from $20,000 to $100,000. Depending upon a project's scope and features, the time required to complete software development can typically range anywhere from one month to two years and the charges for such services have ranged from $10,000 to $650,000.

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

Customers and Backlog

The Company's multimedia customers traditionally have been comprised primarily of large manufacturers who must train employees to use complex equipment or understand complicated industrial processes. To date, such customers have represented a broad range of industries, including the automotive, packaging, electronics, pharmaceutical, beverage bottling, and fitness and food manufacturing industries, as well as government agencies located throughout the United States. As part of its strategy to grow revenues, the Company has identified strategic vertical markets with business-critical needs that can be addressed by its technology-based solutions. The Company has implemented a sales and marketing strategy that targets its efforts on the manufacturing and transportation industries. The Company intends to leverage its existing relationships and expand its sales and marketing efforts to increase market share in these industries.

During 2000, approximately $1,281,000, or 98%, of the Company's revenue was earned from two customers, an automotive manufacturer and Varsity Heavy Duty. The Company holds a 10% equity interest in Varsity Heavy Duty. In addition, the major shareholder of Varsity Heavy Duty is also a shareholder of the Company's. During 1999, $922,888 or 94% of the Company's revenues were earned from two customers, an automotive manufacturer and a government division.

As of December 31, 2000, backlog (i.e., the difference between the fees payable to the Company set forth in existing contracts and the amount of such fees that had been recognized as revenue on the Company's financial statements) of its custom multimedia software services totaled approximately $406,000, all of which is expected to be earned during 2001. There can be no assurance that contracts reflected in backlog will not be cancelled or delayed. Accordingly, the Company believes that backlog is not a reliable measure of future revenue.

Research and Development

For the years ended December 31, 2000 and 1999, costs associated with research and development activities totaled approximately $3,400 and $67,000, respectively. Historically, research and development activities included the development of a library of reusable applications, codes, utilities, and tools that the Company can utilize in the early stages of development of many of its software applications. There were no software development costs capitalized for any periods presented, as the costs incurred between technological feasibility and general availability were not significant. The Company believes that costs for research and development will be moderately higher in the future as the Company plans to continue improving its existing reusable applications, codes, utilities, and tools, as well as the development of new reusable applications, codes, utilities, and tools. In addition, future research and development efforts may include the development of products to be sold on a stand-alone basis. However, the Company has not yet developed any products to be sold on a stand-alone basis, and, accordingly, has not generated any revenue from the sale of software licenses.

Sales and Marketing

As of December 31, 2000, the Company employed three people involved in sales who receive a combination of salary and commission. The direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which the Company's services and technology are particularly well suited, and by participants who possess the financial resources and scale of operations necessary to support the types of services provided by the Company. The Company also employs other business development and marketing techniques to communicate directly with current and prospective clients.

In order to increase revenues, the Company focuses its sales and marketing strategy and targets its efforts to providing technology-based training solutions to the manufacturing and transportation industries.

Existing clients are also an important component of the Company's marketing strategy. Follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company believes that it has good relationships with its existing customer base and expects that these contacts will enable it to successfully pursue this strategy.

Competition

The information technology consulting, software development, and business solution markets include a large number of participants, are subject to rapid change, and are highly competitive. The Company competes with and faces potential competition for clients and experienced personnel from a number of companies that have substantially greater financial, technical, sales, marketing, and other resources, generate greater revenues, and have greater name recognition than the Company. These markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. In addition, clients may elect to use their internal information systems resources to satisfy their needs for software and application development and consulting services, rather than using those offered by the Company.

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

Employees

As of December 31, 2000, the Company had thirteen full-time employees, two of whom were in administration, three of whom were in sales and marketing, and eight of who held professional technical positions. None of the Company's employees are represented by unions. Management believes the Company's employee relations are good.

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

Item 2.  Description of Property.

The Company leases office space in Annapolis, Maryland and Ypsilanti, Michigan (approximately 6,800 sq. ft. and 1,000 sq. ft., respectively). These leases require the Company to pay monthly rent of approximately $6,300 and expire on February 1, 2005 and March 17, 2001, respectively. Management believes that its current office facilities are adequate and suitable for the Company's current operations.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock have been quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market, Inc. under the symbol "SSGI."

The following table shows the high and low sale prices for the Company's Common Stock, for the periods indicated, based upon information supplied to the Company by Nasdaq. The prices are inter-dealer prices, and do not include retail mark up, mark down or commission and not necessarily represent actual transactions.


                  Year                             High          Low
                  ----                             -----        -----
            2000
            ----
            1/st/ Quarter                          $0.97        $0.06
            2/nd/ Quarter                          $0.61        $0.16
            3/rd/ Quarter                          $0.52        $0.22
            4/th/ Quarter                          $0.30        $0.08

            1999
            ----
            1/st/ Quarter                          $0.13        $0.05
            2/nd/ Quarter                          $0.16        $0.06
            3/rd/ Quarter                          $0.30        $0.08
            4/th/ Quarter                          $0.16        $0.08

The closing bid price for the Company's Common Stock on February 28, 2001, was $0.16.

The Company had 178 holders of record of Common Stock as of December 31, 2000. Approximately 75% of our 8,256,690 shares of common stock outstanding were held in street name by an unknown number of beneficial owners.

No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following paragraphs contain certain forward looking statements, which are within the meaning of and made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements include, without limitation, those regarding the prospects for and factors affecting future revenues and profitability, likelihood of additional financing, marketing, and cash requirements for future operations. Readers are cautioned that forward looking statements involve risks, uncertainties, and factors that may affect the Company's business and prospects, including without limitation those described below as well as the risks associated with the nature of competition; technological developments; and effective marketing; all as discussed in the Company's filings with the U.S. Securities and Exchange Commission.

Overview
--------

The Company's revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software. Product sales are not considered significant by the Company and consist principally of third-party software and hardware products sold as part of our multimedia software solution. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers. See note 2 to the consolidated financial statements for an overview of U.S. Technologies, Inc. ("UST").

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

Total revenues for the year ended December 31, 2000 was $1,312,613 as compared to $992,331 for the same period of 1999, an increase of approximately $320,000 or 32%. The increase is primarily attributed to an increase in both the size and volume of new contracts and the timing of completion of existing contracts with existing customers.

During the year ended December 31, 2000, revenue from custom multimedia software development services was $1,293,008, as compared to $952,050, for the prior year, an increase of approximately $341,000 or 36%. This includes $283,125 in revenue we recognized for services from Varsity Heavy Duty, a related party. The increase was primarily a result of an increase in both the size and volume of new contracts and the timing of completion of the Company's contracts. The Company's strategy, put in place in 1999, is to continue to increase revenues from custom multimedia software development services targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries. Management believes revenues from multimedia software will continue to increase in 2001 and beyond.

During the year ended December 31, 2000, revenue from sales of products was $5,827, as compared to $18,238, in the prior year, a decrease of approximately $12,000. In 2000, this represents sales of computer hardware products by the Company. The Company does not consider the sale of computer hardware to be part of its core business, and only engages in such sales as a courtesy to its customers when requested. The Company does not anticipate a significant volume of computer hardware sales in the future.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $13,778 during the year ended December 31, 2000 as compared to $22,043 for the prior year, a decrease of approximately $8,300 or 37%. The decrease is due primarily to a decrease in the number of marketing and development partners during 2000. The Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements. Royalties are not expected to be significant in the future.

During the year ended December 31, 2000, the cost of service fees for custom multimedia software services was $579,562 as compared to $505,532 in the prior year, resulting in gross margins of approximately 55% and 48%, respectively. We anticipate margins to remain consistent at this level in the future.

Our loss from operations from the year ended December 31, 2000 of $361,403 was $53,776, or 13%, less than our loss from operations of $415,179 for the year ended December 31, 1999. The reduction in our operating loss was due primarily to an increase in revenue combined with an increase in gross margin. The improvement in our gross margin was due to several factors including reuse of previously developed utilities, higher caliber work force, and a streamlining of the production process.

While our operating income improved, our net income deteriorated by $191,761, from $216,195 for the year ended December 31, 1999 to a net income of $24,434 for the year ended December 31, 2000. This is due primarily to activity that we do not expect to reoccur in the future as detailed below.


                                                                                2000                  1999
                                                                                ----                  ----
     Operating loss                                                            $(361,403)            $(415,179)
     Recovery of previously written-off investment in UST                            ---               600,000
     Extraordinary gain on the extinguishment of debt                            418,255                   ---
     Other                                                                       (32,418)               31,374
                                                                               ---------             ---------
     Net income (loss)                                                         $  24,434             $ 216,195
                                                                               =========             =========

During the year ended December 31, 2000, research and development expenses were $3,425 as compared to $66,815 for the prior year. The variability in the amount of research and development expenses is directly related to the timing of the Company's product development initiatives. Research and development expenses included improvements on existing tools and the development of software tools and applications to be sold. As the Company expands to provide more services directed towards the internet, and as our development tools become more powerful, the Company anticipates a moderate increase in research and development expenses in the future.

During the year ended December 31, 2000, selling, general and administrative expenses were $1,086,969 as compared to $817,313 in the prior year, an increase of approximately $270,000, or 33%. This increase is primarily due to the inclusion of compensation expense for certain officers based on the intrinsic value of stock options granted, professional fees associated with private placements of our stock and debt and the conversion and cancellation of previously issued debt.

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

Cash Flow, Liquidity and Capital Resources

The Company implemented a Strategy to Achieve Profitable Operation in 1999, and made significant strides in achieving its objectives under this plan during 2000. The Company completed 2000 with a small net income of $24,434, including an extraordinary gain of $418,255, experienced a loss from operations of $361,403 and net cash used in operations of $99,907. The Company experienced significant growth in revenue, which is expected to continue during 2001. As was previously discussed, this is an improvement over our year ended December 31, 1999, in which our loss from operations was $415,179 and net cash used in operations of $366,254. While it is important to point out that the Company has, since its incorporation, accumulated a deficit of $16,217,046, management believes that by implementing it's Strategy to Achieve Profitable Operations, the Company's operations should continue to improve into 2001 and beyond. However, there can be no assurance that such actions will generate sufficient cash flow to allow us to continue operations in the future without additional investment capital or borrowings.

For the year ended December 31, 1999, the Company used cash of approximately $366,000 in operations. Included in net income of approximately $216,000 is the receipt of $600,000 as payment on the Company's promissory note with UST. In addition, the Company experienced decreases in accounts receivable, other assets, accounts payable and accrued liabilities, and other liabilities. Net cash of approximately $5,600 was used for the purchase of equipment. Net cash of approximately $300,000 was used to make a principal payment on the outstanding convertible subordinated debenture. During 2001, the Company does not anticipate making any significant capital expenditure or having to repay any debt, with the exception of draws on its line of credit.

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders and members of executive management for the purchase of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2004. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the Company's market price on March 27, 2001). The Company received $150,000 of the subscribed amount in March 2001, an additional $150,000 will be received during April 2001, and $50,000 during May 2001 per the contractual agreements. The Company plans to use these funds to repay amounts drawn under its line of credit and to fund operations and future growth.

In addition, as described in Note 2 to the Company's financial statements, the Company is holding approximately 65,000 shares of common stock of High Speed Access Corporation, a company listed on the Nasdaq stock market under the symbol HSAC. The market value of these shares of common stock as of February 28, 2001 was approximately $88,000.

Existing cash and cash equivalent, including the proceeds raised in March 2001, together with funds to be generated from our operations are expected to provide sufficient liquidity to meet anticipated cash needs on both a short-term or long-term basis. Management does not anticipate that it will require additional financing in the foreseeable future and that it will be able to generate positive cash flow from operations in the next twelve months.

Other Factors Affecting Future Results

The Company has historically incurred operating losses.

The Company incurred a net operating loss during the year ended December 31, 2000 of approximately $360,000 and had an accumulated deficit of approximately $16,200,000. The Company also experienced a net cash outflow from operations of $99,907 for the year ended December 31, 2000.

While the Company believes that is taking the necessary steps to achieve profitable, cash flow positive operations, there can be no assurance that it will be able to do so, or that should the Company achieve profitability, that it will sustain such profitability in the future. Should the Company not be able to implement its plans, and begin generating positive cash flow from its operations, the Company will be required to obtain additional sources of financing in the future or to reduce operating expenses

While the Company's sales continue to increase during 2001, the Company cannot assure you that it will continue to experience such growth. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving industries. To address these risks and achieve profitability and increased sales levels, the Company must, among other things, continue to establish and increase market acceptance of its products and systems, respond effectively to competitive pressures, offer high quality customer service and support, and introduce, on a timely basis, advanced versions and enhancements of its products and successfully market and support such advanced versions and enhancements.

The Company anticipates, based on its present plans and assumptions, that it's current cash balances, proceeds from additional financing and projected level of 2001 operations will be sufficient to enable us to sustain our current and planned operations for at least the next 12 months, and it will not need to raise additional funding. However, the Company cannot assure you that this will hold true.

We currently rely on a small number of customers for our revenue.

The majority of our sales is generated from a limited number of customers, two during 2000. For the year ended December 31, 2000, one customer was responsible for 78% of recurring revenue. This customer continues to be our largest and most important customer. While we hope to increase the number of customers for our products, similar or greater concentration of our net sales among a limited number of customers may occur in the future. In this event, any material decrease in net sales to any one of our largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will receive orders from any existing customers or from new customers.

Technology Company related stock prices are especially volatile and this volatility may depress our stock price.

Technology related companies like us, quoted on the Nasdaq stock market have recently, and are continuing to experience a downward trend in their stock prices, and significant volatility. Based on the lack of indications to the contrary, we expect that the current market condition will continue into the future, and that the Company's stock could experience significant price fluctuations, when measured on a percentage basis, and volume fluctuations. These fluctuations may be unrelated to our operating performance. Broad market and industry volatility may reduce the value of our common stock, regardless of our operating performance. Due to this volatility, we believe that the value of the Company's common stock could adversely affected.

Strategy to Achieve Profitable Operations

During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, and initial exploitation of the Internet applications for the Company's expertise. Coupled with careful management, the Company believes in 2000 it began to stabilize its business. While it has been successful to date, there are no assurances that the Company will continue to achieve its strategy.

The Company entered year 2001 with a record backlog for its multimedia products, and with indications that market demand is increasing. Without the financial impediment formerly imposed by an outstanding convertible debenture issue, and with the net proceeds from $350,000 in new operating funding discussed above, management believes it can address this growing market appropriately.

During year 2000, the Company achieved higher revenues and positive financial results by expanding its presence in the fast-growing field of web-based training. The Company was an early entrant in this market, and our experience and reputation provide advantages over our competitors. The Company has also taken initial steps to participate in the joint-venture development of a related product line, VarsityHeavyDuty.com, by working closely with one of the Company's principal investors.

The Company's Profit Strategy for 2001 focuses on maintaining and increasing profitability. Achievement of this goal will be accomplished by meeting production deadlines of the increased backlog the Company has generated in the last year.

Item 7.  Financial Statements
The information required by Item 7 begins at page F-1 that appears after page
13.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 15, 2000, Strategic Solutions Group, Inc. filed a Form 8-K, "Changes in Registrant's Certifying Public Accountant" in which it noted that the Company dismissed the accounting firm of PricewaterhouseCoopers LLP ("PwC") and appointed the accounting firm of Grant Thornton LLP to succeed PwC as its certifying public accountant and to act as its auditors for the fiscal year ended December 31,2000. The description of the change in auditors is qualified in its entirety by reference to the Company's Form 8-K dated May 15, 2000 and the exhibits filed therewith.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY



                               TABLE OF CONTENTS

                                                                  Page No.

Reports of Independent Accountants                                F-2

Consolidated Balance Sheets, December 31, 2000 and 1999           F-4

Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999                                   F-5

Consolidated Statements of Stockholders' Deficit for the years
     ended December 31, 2000 and 1999                             F-6

Consolidated Statements of Cash Flows for the years
     ended December 31, 2000 and 1999                             F-7

Notes to Consolidated Financial Statements                        F-8 - F-17

              Report of Independent Certified Public Accountants


To the Stockholders and Board of Directors of Strategic Solutions Group, Inc. and subsidiary


We have audited the accompanying consolidated balance sheet of Strategic Solutions Group, Inc. and its subsidiary (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Strategic Solutions Group, Inc. and subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP

Vienna, Virginia
January 24. 2001 (Except for Note 16, as to which the date is April 3, 2001)

                       Report of Independent Accountants



To the Board of Directors and Stockholders of Strategic Solutions Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in stockholders' deficit and cash flows present fairly, in all material respects, the financial position, results of operations and cash flows of Strategic Solutions Group, Inc. and its subsidiaries at December 31, 1999, and for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Strategic Solutions Group, Inc. for any period subsequent to December 31, 1999.

The financial statements referred to above have been prepared assuming the Company will continue as a going concern. As shown in these financial statements during 1999, the Company incurred losses from operations of $415,179, had an accumulated deficit of $16,241,480 at December 31, 1999, and its existing cash resources were insufficient to fund its planned operations. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ PricewaterhouseCoopers LLP


McLean, Virginia
March 17, 2000

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,     December 31,
                                                                                        2000             1999
                                                                               -----------------------------------
                                        ASSETS
                                        ------
Current assets:
    Cash and cash equivalents                                                     $    219,537       $    146,107
    Accounts receivable, net of allowance for doubtful accounts
      of $25,000 and $35,000, respectively                                              61,244            190,653
    Prepaid expenses and other current assets                                           23,930             22,085
                                                                               ----------------------------------
      Total current assets                                                             304,711            358,845

Property and equipment, net                                                             41,293             50,980
Restricted Investment                                                                   69,269                 --
Other assets                                                                            13,506             13,591
                                                                               ----------------------------------
                                                                                  $    428,779       $    423,416
                                                                               ==================================
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------
Current liabilities
    Accounts payable and accrued liabilities                                      $    239,861       $    369,643
    Convertible subordinated debenture                                                      --            779,650
    Deferred revenue                                                                    78,725                 --
    Other current liabilities                                                               --            183,000
                                                                               ----------------------------------
      Total current liabilities                                                        318,586          1,332,293

Convertible subordinated debenture                                                     204,592                 --
                                                                               ----------------------------------

      Total liabilities                                                                523,178          1,332,293
                                                                               ----------------------------------

Commitments and contingencies                                                               --                 --

Stockholders' deficit

    Common stock, $.0001 par value. Authorized 25,000,000
      and 10,000,000 shares; issued and outstanding 8,256,690
      and 5,356,690 shares as of December 31, 2000 and 1999                                826                536
    Additional paid-in capital                                                      16,052,552         15,370,848
    Accumulated deficit                                                            (16,217,046)       (16,241,480)
    Accumulated other comprehensive income                                              69,269                 --
    Deferred compensation                                                                   --            (38,781)
                                                                               ----------------------------------
      Total stockholders' deficit                                                      (94,399)          (908,877)
                                                                               ----------------------------------

                                                                                  $    428,779       $    423,416
                                                                               ==================================

 The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year ended December 31,
                                                                --------------------------------
                                                                      2000                1999
                                                                --------------------------------
Revenues

  Service                                                      $ 1,293,008         $   952,050
  Product                                                            5,827              18,238
  Royalty                                                           13,778              22,043
                                                               -------------------------------
          Total revenue                                          1,312,613             992,331
                                                               -------------------------------
Cost of revenues
  Cost of service                                                  579,562             505,532
  Cost of product                                                    4,060              17,850
                                                               -------------------------------
          Total cost of revenue                                    583,622             523,382
                                                               -------------------------------
  Gross profit                                                     728,991             468,949
                                                               -------------------------------
Operating expenses
  Research and development                                           3,425              66,815
  Selling, general and administrative                            1,086,969             817,313
                                                               -------------------------------
          Total operating expenses                               1,090,394             884,128
                                                               -------------------------------
Loss from operations                                              (361,403)           (415,179)

Other income (see Note 2)                                               --             828,967
Interest expense and other, net                                    (32,418)           (197,593)
                                                               -------------------------------
                                                                   (32,418)            631,374
                                                               -------------------------------
Income (loss) before extraordinary item                           (393,821)            216,195
  Extraordinary gain on the extinquishment of debt                 418,255                  --
                                                               -------------------------------
Net income                                                     $    24,434         $   216,195
                                                               ===============================
Earnings per common share - Basic

  Income before extraordinary item                             $     (0.05)        $      0.05
  Extraordinary item                                           $      0.06         $        --
                                                               -------------------------------
  Net income per common share                                  $      0.01         $      0.05
                                                               ===============================
Weighted average number of common shares outstanding - basic     7,383,732           4,300,048
                                                               ===============================

Earnings per common share - Diluted
  Income (loss) before extraordinary item                      $     (0.04)        $      0.05
  Extraordinary item                                           $      0.05         $        --
                                                               -------------------------------
Net income per common share - diluted                          $      0.01         $      0.05
                                                               ===============================
Weighted average number of common shares outstanding -
diluted                                                          8,452,976           5,459,730
                                                               ===============================

 The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                            Accumulated
                                           Common Stock       Additional                       Other
                                           ------------        Paid-in       Accumulated    Comprehensive     Deferred
                                       Shares        Amount    Capital         Deficit        Income        Compensation   Total
                                   -------------------------------------------------------------------------------------------------
Balance, January 1, 1999              3,399,670    $  340    $15,230,243    $(16,457,675)   $     --       $ (77,562)  $ (1,304,654)

   Shares of common stock issued
    upon conversion of
    subordinated debenture            1,957,020       196        140,605              --          --              --        140,801
   Amortization of deferred
    compensation                             --        --             --              --          --          38,781         38,781
   Net income                                --        --             --         216,195          --              --        216,195
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 1999            5,356,690       536    $15,370,848    $(16,241,480)         --         (38,781)      (908,877)

   Shares of common stock issued
    upon conversion of
    subordinated debenture            1,000,000       100        249,900              --          --              --        250,000
   Issuance of common stock, net
    of issuance costs                 1,250,000       125        245,790              --          --              --        245,915
   Amortization of deferred
    compensation                             --        --             --              --          --          38,781         38,781
   Common stock issued to an
    officer for compensation
    in lieu of cash                     200,000        20         19,980              --          --              --         20,000
   Stock options granted to
    nonemployees for services                --        --         53,101              --          --              --         53,101
   Stock issued to debenture
    holder                              250,000        25         35,131              --          --              --         35,156
   Exercise of stock options            200,000        20         18,740              --          --              --         18,760
   Detachable warrants issued in
    connection with debt.                    --        --         22,500              --          --              --         22,500
   Unrealized appreciation in the
    value of restricted investment           --        --             --              --      69,269              --         69,269
   Stock options granted to
    employees                                --        --         36,562              --          --              --         36,562
   Net income                                --        --             --          24,434          --              --         24,434
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2000            8,256,690    $  826    $16,052,552    $(16,217,046)   $ 69,269       $      --   $    (94,399)
                                   ================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                                      2000              1999
                                                                                  ----------------------------
Cash flows from operating activities
  Net income                                                                      $  24,434          $ 216,195
  Adjustments to reconcile net loss to net cash used in
      operating activities
    Depreciation and amortization                                                    58,273            200,805
    Stock options issued as a payment for services                                    3,000                 --
    Stock options granted to employees                                               36,562                 --
    Common stock issued for compensation in lieu of cash                             20,000                 --
    Recovery of promissory note related to divestiture of UST                            --           (600,000)
    Realization of deferred gain on divestiture of UST                                   --           (228,967)
    Reduction of allowance for doubtful accounts                                    (10,000)           (10,000)
    Conversion of interest expense into common shares                                    --             12,351
    Gain on debt extingishment                                                     (418,255)                --
    Amortization of deferred compensation                                            38,781             38,781
    Increase (decrease) in cash from changes in assets and liabilities:
      Accounts receivable                                                           139,409              8,977
      Prepaid expenses and other current assets                                      (1,845)             2,412
      Other assets                                                                       85            (11,063)
      Accounts payable and accrued liabilities                                       32,911              4,255
      Other liabilities                                                            (101,987)                --
      Deferred revenue                                                               78,725                 --
                                                                                  ----------------------------
  Net cash used in operating activities                                             (99,907)          (366,254)
                                                                                  ============================
Cash flows from investing activities
  Cash received related to promissory note from divestiture of UST                       --            600,000
  Capital expenditures                                                              (36,337)            (5,630)
                                                                                  ============================
  Net cash provided by (used in) investing activities                               (36,337)           594,370
                                                                                  ----------------------------
Cash flows from financing activities
  Proceeds from issuance of convertible subordinated debenture                      250,000                 --
  Proceeds from the sale of common stock, net                                       245,915                 --
  Proceeds from exercise of stock options and warrants                               18,760                 --
  Payments on financing debt and promissory note                                    (90,001)          (150,000)
  Redemption of convertible debt                                                   (215,000)                --
                                                                                  ----------------------------
  Net cash (used in) provided by financing activities                               209,674           (150,000)
                                                                                  ----------------------------
Net increase in cash and cash equivalents                                            73,430             78,116

Cash and cash equivalents, beginning of year                                        146,107             67,991
                                                                                  ----------------------------
Cash and cash equivalents, end of year                                            $ 219,537          $ 146,107
                                                                                  ============================
Supplemental disclosures of cash paid:
  Interest                                                                        $   3,572          $     195
  Income Taxes                                                                           --                 --

Supplemental schedule of noncash investing and financing activities:
  Stock issued as payment for professional services                               $  50,000          $      --
  Detachable warrants issued in connection with debt                                 22,500                 --
  Stock issued upon conversion of convertible debentures and
    accrued interest                                                                250,000            140,800
  Stock issued in connection with the sale of convertible
    subordinated debenture                                                           35,156                 --

  The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ____________________



1.   THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Strategic Solutions Group, Inc. and its subsidiary
(the "Company") are full-service providers of technology based software solutions. The Company specializes in the development of custom interactive multimedia software for use in the areas of process enhancement, technical documentation, training, and performance support for a variety of commercial and industrial end-users.

The Company currently operates in only one segment.

Principles of Consolidation. The consolidated financial statements include the accounts of Strategic Solutions Group, Inc. and its wholly owned subsidiary, an inactive corporation. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition. Revenues from software development, consulting and training services are recognized as services are performed. Revenues from custom multimedia software products are recognized using the percentage of completion method due to the significant customization involved in their development. Provisions for anticipated contract losses are recognized in the period that they become evident. Revenues from the sale of third party hardware and software products are recognized when products are shipped. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services and is adjusted on a quarterly basis to reflect the status of projects.

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

Per Share Data. Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed using the weighted-average number of shares of common stock and the effect of potential common shares. Potential common shares include stock options, warrants, and other convertible securities that could be exercised or converted into common stock and are not included in the computation of dilutive earnings per share if they are anti-dilutive. Common shares relating to stock options and warrants are calculated using the treasury stock method and common shares relating to convertible securities are calculated using the if-converted method.

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

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ____________________


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

For the year ended December 31, 2000, one customer, an automotive manufacturer, accounted for 78% of the Company's revenue. Additionally sales to Varsity Heavy Duty, , a related party, accounted for 22% in 2000. For the year ended December 31, 1999, two customers, an automotive manufacturer and a government division, accounted for 83% and 10%, respectively, of the Company's revenue. At December 31, 2000, two customers accounted for 78% of accounts receivable. At December 31, 1999, three customers accounted for 91% of accounts receivable.

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

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. The Company will adopt SFAS 133 in the first quarter of 2001. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes, as such, it believes that the implementation of SFAS 133 will have no effect on its financial statements.

Reclassifications. Certain prior year amounts have been reclassified to correspond to the current year presentation.

2.  RESTRICTED INVESTMENT

U.S. Technologies, Inc. ("UST") was acquired by the Company in 1996 and was divested of in April 1998. As a result of the Company's divestiture of UST and the subsequent merger of UST with and into a subsidiary of Digital Chainsaw, Inc. ("Digital Chainsaw") in 1999, the Company held 641,045 shares of Digital Chainsaw common stock. At December 31, 1999, the Company had established a reserve for the full value of the Digital Chainsaw common stock it held.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ____________________


In connection with the revised divestiture agreement, the Company received the partial payment against the fully reserved promissory note of $100,000 along with 100,000 shares from UST in May 1999 and the final payment of $500,000 along with 200,000 shares in August 1999. The Company recorded the receipt of the payments as other income in the accompanying consolidated statements of operations. As a result of UST's compliance with the revised agreement and settlement of its debts to the Company, in September 1999, the Company recognized the deferred gain recorded upon the divestiture of UST, of $228,967 in other income in the accompanying consolidated statements of operations.

In August 2000, Digital Chainsaw was acquired by High Speed Access Corporation ("High Speed Access"), (Nasdaq: HSAC), in a share exchange where each share of Digital Chainsaw was exchanged for 0.1017 shares of High Speed Access. The Company received 65,194 shares of restricted common stock of High Speed Access in exchange for the shares of Digital Chainsaw it held.

The Company has recorded the shares of High Speed Access it holds at their fair value, which is based on the quoted market price at December 31, 2000 as a restricted investment and accumulated other comprehensive income. Any future adjustments to fair value of the restricted investment, which has been classified as available-for-sale, will be recorded as an increase or decrease in accumulated other comprehensive income, a stockholders' equity account.

The Company's investment in High Speed Access is contractually restricted, with fifty percent of the shares held by the Company transferable beginning 180 days after the closing date of the acquisition, with the remaining fifty percent transferable in six equal installments beginning on the last day of the month of each of the six months immediately following May 2001. This investment is also pledged to secure an outstanding promissory note, as described in Note 7, herein.

3.   ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2000 and 1999 consists of the following:

                                                        2000             1999
                                                        ----             ----
         Accounts receivable, billed                  $ 32,062        $ 117,121
         Accounts receivable, unbilled                  54,182          108,532
                                                      --------        ---------
                                                        86,244          225,653

         Less allowance for doubtful accounts          (25,000)         (35,000)
                                                      --------        ---------

         Accounts receivable, net                     $ 61,244        $ 190,653
                                                      ========        =========



4.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 and 1999 consists of the following:

                                                        2000             1999
                                                        ----             ----
         Computer equipment and software              $ 252,875       $ 221,824
         Office equipment                                62,470          58,565
         Furniture and fixtures                         137,594         136,213
                                                      ---------       ---------
                                                        452,939         416,602
         Less accumulated depreciation                 (411,646)       (365,622)
                                                      ---------       ---------
         Property and equipment, net                  $  41,293       $  50,980
                                                      =========       =========

For the years ended December 31, 2000 and 1999, depreciation expense of $46,024 and $39,967 was charged to operations.


5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2000 and 1999 consist of the following:

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ____________________

                                                    2000                 1999
                                                    ----                 ----
         Accounts payable                        $  82,078            $ 144,448
         Accrued interest expense                   21,243              112,592
         Payroll and related expenses               52,344               35,295
         Other                                      84,196               77,308
                                                 ---------            ---------
                                                 $ 239,861            $ 369,643
                                                 =========            =========

Other current liabilities as of December 31, 1999 consisted of the following:

         Penalties on Debentures                                      $  81,013
         Other                                                          101,987
                                                                      ---------
                                                                      $ 183,000
                                                                      =========

6.   LINE OF CREDIT

On August 30, 2000, the Company secured a bank line of credit allowing for borrowings up to $100,000 for working capital. The line is secured by the assets of the Company. Interest on the outstanding principal balance is the Prime Rate (9.5% at December 31, 2000) plus 1.0%. Accrued interest is payable monthly with any outstanding principal and accrued interest due August 30, 2001. At December 31, 2000, there were no outstanding borrowings on the line of credit.

7.   CONVERTIBLE DEBT

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

The $106,000 penalty was expensed in the second quarter of 1998. In addition, the Company executed a judgment note payable with the Debenture holder to pay the $106,000 in monthly payments of $7,500 until paid in full with interest at 10% per annum and acceleration upon the Company's receipt of payments from UST. The Company received final payment from UST in August 1999 and at December 31, 1999 was in default on its payment of the penalty. Subsequently, the Debenture holder requested payment of an additional penalty of $160,000, claiming that the Company did not register the common stock issuable upon conversion of the Debenture under the Securities Act of 1933 within the time required by a registration rights agreement between the Company and the Debenture holder.

On March 1, 2000, the Company settled all outstanding issues with the holder of this Debenture. Under the terms of the Settlement Agreement with Releases, the Company paid the holder of the Debenture $200,000 cash, issued a $100,000 non-interest bearing promissory note secured by certain assets of the Company, payable in installments of $10,000 per month beginning in March 2000, issued 1,000,000 shares of the Company's common stock, and transferred to the holder certain other assets owned by the Company which had a negligible book value. The Company also incurred legal fees totaling $15,000 related to this transaction.

The Company recognized a gain on the cancellation and extinguishments of this debt and the related accrued interest and penalties as an extraordinary item in the operating statement of $408,255.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             ____________________


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

As part of the debenture, the Company also issued 250,000 shares of its common stock to the investor. The Company recorded the market value of these shares as an additional debenture discount and as common stock and additional paid in capital. The discount is being amortized over the holding period of the note.

In connection with these investments, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC registering the shares of common stock related to these investments or incur penalties.

8.  STOCKHOLDERS' EQUITY

During the year ended December 31, 2000, the Company sold 1,250,000 shares of common stock in a private placement of $250,000. In connection with this investment, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC to register the shares of common stock by May 5, 2000 The Company has not met this filing deadline and as such has incurred approximately $38,000 in penalties as of December 31, 2000.

As described in Note 7 above, the Company issued 250,000 shares of common stock to an individual in connection with a convertible subordinated debenture.

On December 29, 2000, the Company issued 200,000 shares of its common stock to an officer and director in lieu of cash consideration accrued by the Company at $20,000, which approximated market value on the date of issue.

9.  STOCK OPTION PLANS

Incentive Stock Option Plans

Since 1992, the shareholders have approved several incentive stock option plans authorizing the issuance of options for employees.

The Company has granted options under these incentive stock option plans which are detailed below.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                               _________________


                                               Date Plan        Shares Reserved
                                               Approved            for Grant
                                             ----------------------------------
     Incentive Stock Option Plan                 1992                39,222
     Incentive Stock Option Plan No. 2           1994                28,571
     Incentive Stock Option Plan No. 3           1997                80,000
     Incentive Stock Option Plan No. 4           1998                85,000
     Incentive Stock Option Plan No. 5           1999               150,000

For options granted under the above Incentive Stock Option Plans, the option price per share may not be less than the fair market value of the stock on the date of the grant, the terms of the options are ten years from the date of grant, and options vest over a five-year period beginning on the date of grant. If immediately before a grant an employee owns more than 10% of the total combined voting stock of the Company, the exercise price shall be at least 110% of the fair market value of the stock on the date of the grant and the options expire five years from the date of grant.

A summary of option activity for the years ended December 31, 2000 and 1999 under the above Incentive Stock Option Plans are as follows:

                                                     Number of       Weighted Average
                                                      Options          Option Prices
                                                      -------          -------------
     Options Outstanding at January 1, 1999            79,826              $ 1.02
        Granted                                        26,000              $ 0.12
        Expired                                       (22,755)             $ 0.67
                                                      -------
     Options Outstanding at December 31, 1999          83,071              $ 0.30
        Granted                                        35,000              $ 0.34
        Expired                                       (22,000)             $ 0.11
                                                      -------
     Options Outstanding at December 31, 2000          96,071              $ 0.36
                                                      =======

No incentive stock options were exercised during the years ended December 31, 2000 or 1999.

Nonqualified Stock Option Plans

Since 1992, the shareholders have approved several Nonqualified Stock Option Plans authorizing the issuance of options to employees and consultants.

The Company has granted options under these non-qualified stock option plans which are detailed below.

                                                               Date Plan      Shares Reserved
                                                                Approved         for Grant
                                                        ----------------------------------------
     Nonqualified Stock Option Plan                              1992                8,571
     Nonqualified Stock Option Plan No. 2                        1994               71,428
     Nonqualified Stock Option Plan No. 3                        1995               13,571
     Nonqualified Stock Option Plan No. 4, 5 and 6               1996              282,500
     Nonqualified Stock Option Plan No. 7                        1997              100,000
     Nonqualified Stock Option Plan No. 8 and 9                  1998               50,000
     Nonqualified Stock Option Plan No. 10 and 11                1999            1,160,000
     Nonqualified Stock Option Plan No. 12                       2000              407,675

Options granted under the Nonqualified Stock Option Plans are accounted for based upon their fair value at the date of their issuance. The option price per share under these plans may be greater than or less than the fair market value of the stock on the date of the grant. Both the option price and the terms of the options are

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               _________________

determined by the Board of Directors or a committee of the Board as of the date of the grant. Generally, the terms of the options are ten years from the date of grant, and options vest 100% on the date of grant.

A summary of option activity for the years ended December 31, 2000 and 1999 under the above Nonqualified Stock Option Plans are as follows:

                                                         Number of          Weighted Average
                                                          Options             Option Price
                                                          -------             ------------
     Options Outstanding at January 1, 1999               357,656                $ 4.20
        Granted                                         1,160,000                $ 0.09
        Expired                                           (21,882)               $ 4.44
                                                        ---------
     Options Outstanding at December 31, 1999           1,495,774                $ 0.17
        Granted                                           407,675                $ 0.16
        Exercised                                        (200,000)               $ 0.09
                                                        ---------
     Options Outstanding at December 31, 2000           1,703,449                $ 0.16
                                                        =========

The weighted average fair value per share of options (both incentive and nonqualified) granted during 2000 and 1999 was $0.17 and $0.09, respectively. The following table summarizes additional information about the stock options outstanding under the Company's stock option plans at December 31, 2000:

                            OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
                            -------------------                                                -------------------
  Actual Range of         Options        Weighted-Average Remaining       Weighted          Options        Weighted Average
  Exercise Prices     Outstanding at      Contractual Life (years)        Average         Exercisable       Exercise Price
                         12/31/00                                      Exercise Price     at 12/31/00
 $ 0.09 - $ 0.15         1,364,875                8.74                     $ 0.11          1,174,275            $ 0.11
 $ 0.18 - $ 0.35            63,000                8.68                     $ 0.32             56,600            $ 0.33
 $ 0.38 - $ 0.40           339,685                6.43                     $ 0.38            336,685            $ 0.38
 $ 0.40 - $ 0.53            32,000                7.87                     $ 0.42             31,200            $ 0.42
                         ---------                                                         ---------
                         1,799,520                8.28                     $ 0.17          1,598,520            $ 0.18
                         =========                                                         =========

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

                                                           2000      1999
                                                           ----      ----
Net income - as reported                                  24,434    216,195
Net income (loss) - pro forma                           (232,001)   168,562
Net income per share (basic) - as reported             $    0.01   $   0.05
Net income (loss) per share (basic) - pro forma        $   (0.03)  $   0.04
Net income per share (diluted) - as reported           $    0.01   $   0.05
Net income (loss) per share (diluted) - pro forma      $   (0.03)  $   0.03

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for each year:

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________

                                    2000   1999
                                    ----   ----
Risk-free interest rate             6.48%  5.71%
Expected life of options - years     5.0    5.0
Expected stock price volatility      125%   125%
Expected dividend yield                0%     0%

10.  INCOME TAXES

The tax effects of the temporary differences and carryforwards which give rise to net deferred tax assets are as follows as of December 31, 2000 and 1999:

                                               2000             1999
                                            -----------      -----------
       Net operating loss carryforwards     $ 5,807,000      $ 4,815,000
       Impairment of deferred services              ---          351,000
       Other                                     17,000           84,000
                                            -----------      -----------
                                              5,824,000        5,250,000
       Valuation allowance                   (5,824,000)      (5,250,000)
                                            -----------      -----------
                                            $        --      $        --
                                            ===========      ===========

Realization of deferred tax assets at the balance sheet date are dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 2000 and 1999.

The Company has not recorded a provision or benefit for income taxes for the years ended December 31, 2000 and 1999. As of December 31, 2000, net operating loss carryforwards total approximately $5,807,000 which begin to expire in 2008. As a result of certain changes in ownership, the use of these carryforwards to offset future taxable income may be limited.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense is as follows:

                                             Year Ended December 31,
                                             2000             1999
                                             ------------     -------------
       Statutory federal income tax rate       34%              34%
       State income taxes                     (88%)            (10%)
       True-up of deferred taxes             (702%)              0%
       Change in valuation allowance          733%              80%
       Dissolution of UST                       0%            (107%)
       Other                                   23%               3%
                                             ------------     -------------
                                                0%               0%
                                             ============     =============

The deferred tax asset related to net operating loss carryforwards has increased because of an adjustment of the prior year net operating loss carryforward to the actual tax return amount. The valuation allowance associated with the net operating loss carryforward has been adjusted accordingly.

11.  EARNINGS PER SHARE

Basic earnings per share for each period presented is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options and the conversion of the convertible subordinated debenture.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________

The following shows the determination of income for the purpose of the earnings
(loss) per share computations:

                                                                                2000               1999
                                                                            ------------       ------------
Net income (loss) before extraordinary item                                 $   (393,821)      $    216,195
Extraordinary item                                                               418,255                 --
                                                                            ------------       ------------
Income available for common stockholders, for basic earnings
  per share                                                                       24,434            216,195
Plus interest on convertible subordinated debentures, net of
  income taxes                                                                    24,430             36,910
                                                                            ------------       ------------
Income available for common stockholders, used for diluted
  earnings per share                                                        $     48,864       $    253,105
                                                                            ============       ============

The following shows the determination of the number of shares used in the earnings per share computions:

                                                                            ------------       ------------
                                                                                2000               1999
                                                                                ----               ----
                                                                            ------------       ------------
Weighted average number of shares outstanding                                  7,383,732         4,300,048

Net number of shares issued on the assumed exercise of stock options             819,244           209,833
Shares issued on the assumed conversion of convertible subordinated
 debenture                                                                       250,000           949,849
                                                                            ------------       -----------
Number of shares used in the computation of diluted earnings per
 share                                                                         8,452,976         5,459,730
                                                                            ============       ===========

12.  LEASES

The Company leases office space under non-cancelable operating leases, which expire at various dates through 2005. The future annual minimum rental payments, under these leases at December 31, 2000 are as follows:

                          2001             70,000
                          2002             70,000
                          2003             73,000
                          2004             77,000
                          2005              6,000

Rental expense for the years ended December 31, 2000 and 1999, was approximately $65,000 and $48,000, respectively.

13.  RETIREMENT AND OTHER BENEFIT PLANS

Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $10,500. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. No contributions for the years ended December 31, 2000 and 1999 were made.

During 1994, the Company entered into split dollar agreements with two officers whereby the Company pays the premiums on split dollar life insurance policies held by these individuals. Under the agreements, the

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________

Company has an interest in the policy equal to the cumulative value of all premiums paid by the Company and will be reimbursed for these premiums upon death, termination of the agreement, or termination of employment. However, since it is possible that the Company at its discretion may waive this requirement, no asset for the premium has been recorded. Through the value of the agreements the Company paid approximately $12,000 in premiums for each of the years ended December 31, 2000, 1999, and 1998. Effective June 14, 1995, this plan was terminated with respect to one officer in connection with his resignation from the Company.

14.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, the Company converted approximately $53,000 of amounts due to its non-employee directors into options to purchase approximately 385,000 shares of the Company's common stock at $0.14 per share, which represents the market price per share on the date of grant, and the fair value of the accrued liability.

The Company also entered into an agreement during the year ended December 31, 2000 under which it provided services to Varsity Heavy Duty, a company which is held in the majority by a shareholder. The Company provided Varsity Heavy Duty these services at a discount from its standard rates in exchange for a 10% equity interest. The discount approximated $48,000 on sales totaling $332,244. The Company is accounting for this investment using the cost method and has assigned no value to it.

15.  COMPREHENSIVE INCOME

The components of comprehensive income for the years ended December 31, 2000 and 1999 are as follows:

                                                      December 31,
                                                   2000          1999
                                                   ----          ----
Net income                                      $  24,434    $  216,195
Unrealized gain on marketable securities           69,269           ---
                                                ---------    ----------
Comprehensive income                            $  93,703    $  216,195
                                                =========    ==========

The components of accumulated other comprehensive income, net of related tax, at December 31, 2000 and December 31, 1999 are as follows:

                                                      December 31,
                                                   2000          1999
                                                   ----          ----

Unrealized gain on marketable securities        $  69,269    $      ---
                                                =========    ==========

16.  SUBSEQUENT EVENT

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders and members of executive management for the purchase of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2004. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the Company's market price on March 27, 2001). The Company received $150,000 of the subscribed amount in March and early April 2001. Management believes that an additional $150,000 will be received during April 2001, and $50,000 during May 2001 per the contractual agreements.

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance With
Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                                Age     Position
----                                ---     --------

John J. Cadigan                      70     Chairman of the Board

Ernest A. Wagner                     40     President, Treasurer, Chief
                                            Operating Officer, and Director

Kevin E. Idso                        37     Vice President, Director

Barbara A. Seubott                   52     Secretary

A. David Rossin, Ph.D./(1)/          69     Director

Nagesh S. Mhatre, Ph.D./(1)/         68     Director

John C. Morgenstern/(1)/             67     Director


     (1) Directors of the Company throughout the year ended December 31, 2000 and until their resignations in March 2001 for personal reasons. No biographical information is provided due to their retirement from the Board.

John J. Cadigan has been Chairman of the Board and a director of the Company since February 1991. He was Chief Executive Officer, Secretary, and Treasurer until his retirement in October 2000. He was President from July 1995 to January 2000. Prior to joining the Company, Mr. Cadigan served as Chairman of PAI from its inception in 1989 until it was merged into the Company in February 1991.

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

Kevin E. Idso was named Vice President of the Company in January 2001 and a director of the Company in March 2001. Mr. Idso has been with the Company since after graduating from Western Washington University with a Bachelors degree in Computer Sciences in 1985. Mr. Idso is the original developer of our technology and developed the Company's first Computer-Based Training course. In 1997, Mr. Idso was promoted to Vice President, R&D of the Company's Multimedia Division.

Barbara A. Seubott was named Secretary of the Company in January 2001. Ms. Seubott has been with the Company since March 1999 as Accounting and Human Resources Manager. From 1981 to March 1999, Ms. Seubott held various accounting and management positions in both private industry and public accounting. Ms. Seubott is a Certified Public Accountant.

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

The Company had five directors throughout the year 2000 and until March 2001, when three directors resigned. Kevin Idso was elected to fill one of the vacancies.

There are presently three directors serving on the Board. Kevin Idso has been designated as a Class I director and his term expires in 2002. Ernest Wagner is designated as a Class II director and his term expires in 2003. John J. Cadigan is designated as a Class III director and his term expires in 2001.

The Company has two standing committees, the Executive Compensation and Stock Option Committee and the Audit Committee. John J. Cadigan is chairman of the Executive Compensation and Stock Option Committee and a vacancy on that committee has not yet been filled by the Board. Members serve until the next annual election and until their successors are duly elected and shall qualify until their earlier death resignation or removal. Both of the positions on the Audit Committee are currently vacant. When appointed, members of the Audit Committee will serve until the next annual election and until their successors are duly elected and shall qualify or until their earlier death, resignation or removal: The Executive Compensation and Stock Option Committee has the power and authority to designate, recommend and/or review compensation of the Company's executive officers and other employees, including salaries, bonuses, fringe benefits and the grant of stock options. The Audit Committee has the power and authority to recommend the engagement of independent accountants, review external and internal auditing procedures and policies, review compensation paid to auditors and make recommendations and/or implement changes with respect to the foregoing.

Officers are elected by the Board of Directors at the annual meeting of directors following the annual shareholders meeting and serve until their successors are duly elected, subject to earlier removal by the Board of Directors.

Item 10.  Executive Compensation

Executive Compensation

The following table shows the compensation paid or accrued by the Company for the years ended December 31, 2000 and 1999 to or for the account of the Chief Executive Officer and Chief Operating Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more.

                                   Annual Compensation                          Long-Term
                                                                              Compensation
     Name and                                               Other Annual
Principal Position     Year       Salary          Bonus     Compensation      Options/ SARs  All other Compensation
-------------------------------------------------------------------------------------------------------------------

John Cadigan,          2000     $ 82,376/(1)/        $0           $     0                 0                      $0
Chief Executive
Officer &
Chairman of the        1999     $100,000             $0           $17,798/(2)/      575,000                      $0
Board

Ernest A. Wagner,      2000     $129,355/(3)/        $0           $     0                 0                      $0
Chief Operating
Officer &
Director               1999     $ 91,921             $0           $     0           200,000                      $0



     /(1)/  Mr. Cadigan retired as chief executive offer in October 2000.
     /(2)/ Includes $15,000 contribution towards a Split Dollar Plan Agreement under which the Company made payments on a whole life insurance policy on the life of Mr. Cadigan.
     /(3)/ Includes $20,000, earned in 2000, of compensation that was satisfied by the issuance of 200,000 shares of our common stock to Mr. Wagner.


Option Grants in 2000

No options or SARs were granted to the above named executive officers of the Company during the year ended December 31, 2000.

Option Exercises and Fiscal Year End Values

The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 2000 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                       Shares
                     Acquired on                        Number of Securities Underlying       Value of Unexercised In-The-Money
Name                  Exercise      Value Realized     Unexercised Options/SARs at FY-End         Options/SARs at FY-End/(1)/
----                  --------      --------------                                    ---                            ---
                                                      Exercisable       Unexercisable       Exercisable       Unexercisable
                                                      -----------       -------------       -----------       -------------
John Cadigan             ---             ---            755,240                   0         $         0       $           0
Ernie Wagner             ---             ---            111,428             120,000         $         0       $           0

/(1)/ Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2000 was $0.08, based on the closing sales price on the NASD OTC Bulletin Board on December 31, 2000.

Employment Agreements

No officers are currently covered by employment agreements.

Directors' Compensation

A director who is an employee of the Company receives no additional compensation for services as director or for attendance at or participation in meetings. A director who is not an employee of the Company is paid $1,000 for each board or committee meeting that the director attends in person, or $500 for each board meeting that the director attends telephonically. An outside director is also reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in board or committee meetings.

The Company has certain nonqualified stock option plans (the "NQSOPs") that may be used to grant options to directors. While such NQSOPs do not provide for an automatic annual grant to the directors, our directors are typically granted options annually pursuant to these plans. The Company anticipates future grants to the directors. No options were granted to the directors under the NQSOPs during the year ended December 31, 2000.

The Company has no other arrangements regarding compensation for services as a director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company (one of whom is also the chief executive officer and the only named executive officer of the Company) and (iii) all directors and executive officers as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

                                              Amount and Nature of Beneficial
    Name of Beneficial Owner                          Ownership/(1)/               Percent of Class/(2)/
    ------------------------                          ---------                    ----------------
Michael Damas                                           1,250,000                           15%
  1A Chester Plaza
  Chester, Maryland 21619
Thomas Stone                                            1,362,069/(3)/                      14%
  181-2 Ascot Lane
  Yonahlossee Resort
  Boone, North Carolina 28607
John J. Cadigan                                           755,525/(4)/                       8%
Ernest A. Wagner                                          311,428/(5)/                       4%
A. David Rossin                                           185,393/(6)(7)/                    2%
Nagesh Mhatre                                             186,904/(7)(8)/                    2%
John Morgenstern                                          348,428/(7)(9)/                    8%
All directors and executive officers as a
group (5 persons)                                       1,787,678                           19%

/(1)/ Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.
/(2)/ In accordance with the rules of the SEC, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants, other convertible securities and other rights that are (i) held by such person and (ii) exercisable or convertible within 60 days after December 31, 2000.
/(3)/ Includes (i) 862,069 shares issuable upon conversion of debentures owned by Mr. Stone and (ii) 250,000 shares issuable upon exercise of a warrant.
/(4)/ Includes (i) 285 shares owned by Mr. Cadigan's wife and (ii) 755,240 shares of Common Stock issuable upon exercise of options.
/(5)/ Includes (i)200,000 shares owned by Mr. Wagner and (ii)111,428 shares of Common Stock issuable upon exercise of options.
/(6)/ Includes (i)100,000 shares owned by Mr. Rossin and (ii)85,393 shares of Common Stock issuable upon exercise of options.
/(7)/  Resigned as director in March 2001
/(8)/ Includes (i)100,000 shares owned by Mr. Mhatre and (ii)86,904 shares of Common Stock issuable upon exercise of options.
/(9)/ Includes 348,428 shares of Common Stock issuable upon exercise of options.


       Item 12. Certain Relationships and Related Transactions

       Not applicable.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits
--------
    3     Certificate of Incorporation and Amendment thereto (1)
    3.1   By-Laws (1)
    3.2 Form of Amendments to Certificate of Incorporation and Bylaws dated October 20, 1995 (5)
   10 Form of Indemnification Agreement executed in favor of each officer and director of the Company (1)
   10.1 Form of Indemnification Agreement Amendment executed in favor of certain officers and directors of the Company (6)
   10.2 Form of Indemnification Agreement executed in favor of each officer and director of the Company (6)
   10.3 Securities Purchase Agreement, for 6% Convertible Subordinated Debentures (10)
   10.4   Form of Debenture (10)
   10.5   Registration Rights Agreement (10)
   10.6   Form of Common Stock Purchase Warrant (10)
   10.7   Employment Agreement with John J. Cadigan dated September 1, 1995 (5)
   10.8   Amendment to Employment Agreement with John J. Cadigan (11)
   10.9   Employment Agreement (7/15/96) - Peter S. Steele (9)
   10.10  Loan Renewal and Modification Agreement (9)
   10.11  Form of Debenture (18)
   10.12  Securities Purchase Agreement, for 10% Convertible Debenture (19)
   10.13  Registration Rights Agreement (19)
   10.14  Stock Purchase Warrant (19)
   10.15  Securities Purchase Agreement, Sale of common stock (19)
   10.16  Registration Rights Agreement (19)
   10.17  Settlement Agreement (19)
   10.18  Promissory Note (19)
   10.19  Subscription Agreement to Purchase Common Stock (21)
   10.20  Registration Rights Agreement (21)
   10.21  Convertible Subordinated Debenture (21)
   10.22  Subscription Agreement to Purchase Common Stock (21)
   10.23  Registration Rights Agreement (21)
   10.24  Convertible Subordinated Debenture (21)
   10.25  Subscription Agreement to Purchase Common Stock (21)
   10.26  Registration Rights Agreement (21)
   10.27  Convertible Subordinated Debenture (21)
   16.1   Change in its Independent Accountants (20)
   21     Subsidiaries of Registrant (2)
   99     Incentive Stock Option Plan No. 1 (4)
   99.1   Nonqualified Stock Option Plan No. 1(4)
   99.2   Incentive Stock Option Plan No. 2 (5)
   99.3   Phantom Stock Performance Stock Plan (3)
   99.4   Nonqualified Stock Option Plan No. 2 (5)
   99.5   Nonqualified Stock Option Plan No. 3 (5)
   99.6   Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (3)
   99.7   Nonqualified Stock Option Plan No. 4 (6)
   99.8   Nonqualified Stock Option Plan No. 5 (9)

   99.9   Nonqualified Stock Option Plan No. 6 (9)
   99.10  Nonqualified Stock Option Plan No. 7 (8)
   99.11  Incentive Stock Option Plan No. 3 (11)
   99.12  Incentive Stock Option Plan No. 4 (12)
   99.13  Nonqualified Stock Option Plan No. 8 (13)
   99.14  Nonqualified Stock Option Plan No. 9 (14)
   99.15  Incentive Stock Option Plan No. 5 (15)
   99.16  Nonqualified Stock Option Plan No. 10 (16)
   99.17  Nonqualified Stock Option Plan No. 11 (17)

   ___________________
   (1) Incorporated by reference to Form S-1 Registration Statement, File No. 33-68826
   (2) JMC Company, Inc. and Forsight, Inc., are wholly owned subsidiaries of the Company incorporated under the laws of the State of Maryland.
   (3)  Incorporated by reference to December 31, 1994 Form 10-K.
   (4) Incorporated by reference to Form S-8 Registration Statement, File No. 33-53536.
   (5)  Incorporated by reference to Original Form SB-2, File No. 33-97776.
   (6)  Incorporated by reference to December 31, 1995 Form 10-K.
   (7)  Incorporated by reference to Form 8-K, dated July 19, 1996.
   (8) Incorporated by reference to Form S-8 Registration Statement, File No. 333-23777.
   (9)  Incorporated by reference to December 31, 1996 Form 10-KSB.
   (10) Incorporated by reference to Form 8-K, dated October 31, 1997
   (11) Incorporated by reference to December 31, 1997 Form 10-KSB.
   (12) Incorporated by reference to December 31, 1998 Form 10-KSB.
   (13) Incorporated by reference to December 31, 1998 Form 10-KSB.
   (14) Incorporated by reference to December 31, 1998 Form 10-KSB.
   (15) Incorporated by reference to December 31, 1999 Form 10-KSB.
   (16) Incorporated by reference to December 31, 1999 Form 10-KSB.
   (17) Incorporated by reference to December 31, 1999 Form 10-KSB.
   (18) Incorporated by reference to March 31, 2000 Form 10-QSB.
   (19) Incorporated by reference to June 30, 2000 Form 10-QSB
   (20) Incorporated by reference to Form 8-K, dated May 15, 2000.
   (21) Filed herewith.


   (b)  Reports on Form 8-K
        -------------------

   No reports on Form 8-K was filed by the Company during the three months ended December 31, 2000:

                                  SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Solutions Group, Inc.



By:  /s/ Ernest A. Wagner                              Dated:    April 12, 2001
     --------------------
     Ernest A. Wagner
     President, Chief Operating Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:

Signature                        Title                           Date
---------                        -----                           ----



/s/ John J. Cadigan           Chairmen of the Board              April 12, 2001
-------------------
John J. Cadigan



/s/ Kevin E. Idso             Director                           April 12, 2001
-----------------
Kevin E. Idso


/s/ Ernest A. Wagner          President, Chief Operating         April 12, 2001
--------------------
Ernest A. Wagner              Officer, Director, Treasurer