Form 10QSB
period 2001-03-31
STRATEGIC SOLUTIONS GROUP INC
filed 2001-05-11
CIK 851943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2001
                                      OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                        STRATEGIC SOLUTIONS GROUP, INC.
                        -------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                  11-2964894
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   1598 Whitehall Road, Suite E
       Annapolis, Maryland                                  21401
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:                                     (410) 757-2728
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

                                   Yes X No
                                       -    --

          8,856,690 Common Shares, $.0001 par value were issued and
                        outstanding at April 30, 2001.



                        STRATEGIC SOLUTIONS GROUP, INC.

                               TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------
Part I - Financial Information (unaudited)

Consolidated Balance Sheets, March 31, 2001 and
   December 31, 2000                                                  3

Consolidated Statements of Operations for the three
   months ended March 31, 2001 and 2000                               4

Consolidated Statements of Cash Flows for the three
   months ended March 31, 2001 and 2000                               5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                9


Part II - Other Information

Item 1.  Legal Proceedings                                           11

Item 2.  Exhibits and Reports on Form 8-K                            11

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                March 31,            December 31,
                                                                                  2001                   2000
                                                                               ----------            -----------
                                   ASSETS
Current assets:
      Cash and cash equivalents                                              $     96,717          $     219,537
      Accounts receivable, net of $25,000 allowance for doubtful accounts         127,249                 61,244
      Prepaid expenses and other current assets                                   109,295                 23,930
                                                                             ------------          -------------
          Total current assets                                                    333,261                304,711

Property and equipment, net                                                        34,174                 41,293
Restricted Investment                                                              97,791                 69,269
Other assets                                                                        8,240                 13,506
                                                                             ------------          -------------
                                                                             $    473,466          $     428,779
                                                                             ============          =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable and accrued liabilities                               $    300,521          $     239,861
      Short-term debt                                                             174,667                      -
      Deferred revenue                                                                  -                 78,725
                                                                             ------------          -------------
          Total current liabilities                                               475,188                318,586

Convertible subordinated debenture - related party                                 28,091                      -
Convertible subordinated debenture                                                208,196                204,592
                                                                             ------------          -------------
          Total liabilities                                                       711,475                523,178
                                                                             ------------          -------------
Commitments and contingencies                                                           -                      -

Stockholders'  deficit
      Common stock, $.0001 par value.  Authorized 25,000,000
          shares; issued and outstanding 8,356,690 and 8,256,690
          shares as of March 31, 2001 and December 31, 2000,
          respectively                                                                836                    826
      Additional paid-in capital                                               16,074,483             16,052,552
      Accumulated deficit                                                     (16,411,119)           (16,217,046)
      Accumulated other comprehensive income                                       97,791                 69,269
                                                                             ------------          -------------
          Total stockholders' deficit                                            (238,009)               (94,399)
                                                                             ------------          -------------
                                                                             $    473,466          $     428,779
                                                                             ============          =============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                  Three months ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                2001                2000
                                                                               ------              ------
Revenues
   Service                                                               $    295,393          $    270,361
   Royalty                                                                      1,576                 4,039
                                                                         ------------          ------------
               Total revenue                                                  296,969               274,400
                                                                         ------------          ------------
Expenses
   Cost of service                                                            223,439               114,323
   Research and development                                                         -                 3,356
   Selling, general and administrative                                        256,739               290,639
                                                                         ------------          ------------
               Total operating expenses                                       480,178               408,318
                                                                         ------------          ------------
Loss from operations                                                         (183,209)             (133,918)
                                                                         ------------          ------------
Other expense, net                                                             10,862                   427
                                                                         ------------          ------------
Income (loss) before extraordinary item                                      (194,071)             (134,345)
   Extraordinary gain on the extinquishment of debt                                 -               408,255
                                                                         ------------          ------------
Net income (loss)                                                        $   (194,071)         $    273,910
                                                                         ============          ============
Earnings per common share - Basic
   Income (loss) before extraordinary item                               $      (0.02)         $      (0.02)
   Extraordinary item                                                    $          -          $       0.07
                                                                         ------------          ------------
   Net income (loss) per common share                                    $      (0.02)         $       0.05
                                                                         ============          ============
Weighted average number of common shares outstanding - basic             $  8,261,134             5,782,879
                                                                         ============          ============
Earnings per common share - Diluted
   Income (loss) before extraordinary item                               $      (0.02)         $      (0.02)
   Extraordinary item                                                    $          -          $       0.06
                                                                         ------------          ------------
Net income (loss) per common share - diluted                             $      (0.02)         $       0.04
                                                                         ============          ============
Weighted average number of common shares outstanding - diluted              8,261,134             6,604,226
                                                                         ============          ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2000 and 2001
                                  (Unaudited)



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                              ------------------------------
                                                                                                2001                  2000
                                                                                              --------              --------

Cash flows from operating activities
    Net income (loss)                                                                       $ (194,071)              $ 273,910
    Adjustments to reconcile net loss to net cash used in
           operating activities
        Depreciation and amortization                                                           10,754                  10,885
        Gain on debt extingishment                                                                   -                (408,255)
        Amortization of deferred compensation                                                        -                   9,696
        Increase (decrease) in cash from changes in assets and liabilities:
           Accounts receivable                                                                 (66,005)                (77,329)
           Prepaid expenses and other current assets                                            10,635                   8,190
           Other assets                                                                          5,266                     744
           Accounts payable and accrued liabilities                                             60,659                   2,003
           Other liabilities                                                                         -                   1,970
           Deferred revenue                                                                    (78,725)                      -
                                                                                            ----------               ---------
    Net cash used in operating activities                                                     (251,487)               (178,186)
                                                                                            ----------               ---------
Cash flows from investing activities
    Capital expenditures                                                                             -                  (9,855)
                                                                                            ----------               ---------
    Net cash used in investing activities                                                            -                  (9,855)
                                                                                            ----------               ---------
Cash flows from financing activities
    Proceeds from issuance of convertible subordinated debenture                                50,000                 250,000
    Proceeds from the sale of common stock, net                                                      -                 250,000
    Payments on financing debt and promissory note                                                                     (26,858)
    Proceeds from short-term debt, net                                                          78,667
    Redemption of convertible debt                                                                   -                (215,000)
                                                                                            ----------               ---------
    Net cash provided by financing activities                                                  128,667                 258,142
                                                                                            ----------               ---------
Net (decrease) increase in cash and cash equivalents                                          (122,820)                 70,101
Cash and cash equivalents, beginning of period                                                 219,537                 146,107
                                                                                            ----------               ---------
Cash and cash equivalents, end of period                                                    $   96,717               $ 216,208
                                                                                            ==========               =========
Supplemental disclosures of cash paid:
    Interest                                                                                $      945              $      970
    Income taxes                                                                                     -                       -
Supplemental schedule of noncash investing and financing activities:
    Detachable warrants issued in connection with debt                                      $        -              $   22,500
    Stock issued in connection with the sale of convertible debentures                          10,940                       -
    Beneficial conversion feature related to convertible debenture                              11,000                       -
    Stock issued upon conversion of convertible debentures and
        accrued interest                                                                             -                 250,000



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  FINANCIAL STATEMENT PRESENTATION

Strategic Solutions Group, Inc. (the "Company") has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.  RESTRICTED INVESTMENTS

The Company has recorded the 65,194 shares of High Speed Access it holds at their fair value, which is based on the quoted market price as a restricted investment and as accumulated other comprehensive income. Any future adjustments to fair value of the restricted investment, which has been classified as available-for-sale, will be recorded as an increase or decrease in accumulated comprehensive income, a stockholders' equity account.

The Company's investment in High Speed Access is contractually restricted, with fifty percent of the shares held by the Company transferable beginning 180 days after the closing date of the acquisition (August 2000), with the remaining fifty percent transferable in six equal installments beginning on the last day of the month of each of the six months immediately following May 2001.

3.  LINE OF CREDIT

On August 30, 2000 the Company secured a bank line of credit allowing for borrowings up to $100,000 for working capital. The line is secured by the assets of the Company. Interest on the outstanding principal balance is the Prime Rate plus 1.0%. Accrued interest is payable monthly with any outstanding principal and accrued interest due August 30, 2001. At March 31, 2001 the outstanding principal balance is $100,000 on the line of credit.

4.  CONVERTIBLE SUBORDINATED DEBT - RELATED PARTY

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the Company's closing price on March 27, 2001).

As of March 31, 2001, the Company has received $50,000 from the sale of two units. The Company recorded the market value of the 100,000 shares of common stock issued as part of this unit as a discount to the convertible debenture and a common stock and additional paid in capital. The discount is being amortized over the holding period of the note.

The Company received an additional $250,000 in April 2001, and anticipates receiving the remaining $50,000 by the end of May 2001 per the contractual agreements.

The Company has the right to redeem this debenture at redemption prices increasing from 125% of the principal amount of the debenture, if redeemed before the first anniversary of the Issuance Date, to 175% of the principal amount of the debenture between the second and third anniversary dates of the Issuance Date. Within ten (10) days of receipt of notice of redemption, the holder of the debenture has the right to convert the redemption proceeds into common stock at $0.10 per share.

5.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each period presented is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options and the conversion of the convertible subordinated debenture.

The following shows the determination of income for the purpose of the earnings
(loss) per share computations:


                                                                               Three Months ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                           2001                 2000
                                                                         -------              --------
     Net income (loss) before extraordinary item                      $  (194,071)          $  (134,345)
     Extraordinary item                                                                         408,255
                                                                               --
                                                                      -----------           -----------
     Income (loss) available for common stockholders,
     for basic earnings per share                                        (194,071)              273,910
     Plus interest on convertible subordinated debentures,
     net of income taxes                                                       --                 1,177
                                                                      -----------           -----------
     Income (loss) available for common stockholders,
     used for diluted earnings per share                              $  (194,071)          $   275,087
                                                                      ===========           ===========

The following shows the determination of the number of shares used in the earnings per share computions:

                                                                               Three Months ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                           2001                 2000
                                                                         -------              --------


Weighted average number of shares outstanding                           8,261,134             5,782,879
Net number of shares issued on the assumed exercise
of stock options                                                               --               571,347
Shares issued on the assumed conversion of convertible
subordinated debenture                                                         --               250,000
                                                                      -----------           -----------
Number of shares used in the computation of diluted
earnings per share                                                      8,261,134             6,604,226
                                                                      ===========           ===========

The diluted share base for the three months ended March 31, 2001 excludes incremental shares of 589,643 related to stock options and shares issued on the conversion of convertible debt. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

6.  RELATED PARTY TRANSACTION

The Company entered into an agreement during the year ended December 31, 2000 under which it provided services to Varsity Heavy Duty, a company which is held in the majority by a shareholder. The

Company provided Varsity Heavy Duty these services at a discount from the standard rates in exchange for a 10% equity interest. The Company is accounting for this investment using the cost method and has assigned no value to it. During the three months ended March 31, 2001, the Company had sales, net of a $1,000 discount, of $5,400 to Varsity Heavy Duty.

7.  STOCKHOLDERS' EQUITY

On January 26, 2001, the Board of Directors unanimously approved a change in the number of options granted to employees after 90 days of service, replacing previous grant of options to purchase 2,000 shares with new options for the purchase of 20,000 shares, granting total new options to purchase 180,000 shares. These new options are exercisable at $0.10 per share, which represents the average price from January 1, 2001 to January 26, 2001, and continue to vest and expireover the four year vesting period of the previously granted options. The Company recorded no additional compensation expense, since the effect of this option repricing was not material, but the new options will be accounted for as variable stock options from January 26, 2001 until the options are exercised, fortieited or expire unexercised.


8.  COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:



                                                            March 31,
                                                      2001             2000
                                                      ----             ----
Net income (loss)                                $  (194,071)      $   273,910
Unrealized gain on marketable securities              28,522               ---
                                                 -----------       -----------
Comprehensive income (loss)                      $  (165,549)      $   273,910
                                                 ===========       ===========

The components of accumulated other comprehensive income, net of related tax, at March 31, 2001 and March 31, 2000 are as follows:

                                                            March 31,
                                                      2001             2000
                                                      ----             ----
Unrealized gain on marketable securities         $    97,791       $       ---
                                                 ===========       ===========

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

Results of Operations
---------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Total revenues for the three months ended March 31, 2001 were $296,969 as compared to $274,400 for the same period of 2000.

During the three months ended March 31, 2001, revenue from custom multimedia software development services was $295,393 as compared to $270,361 for the same period of the prior year. The Company's strategy to increase revenues prospectively from custom multimedia software development services includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries. These efforts have resulted in increasing the contract backlog by over $1,000,000 during the quarter. The Company anticipates producing all of this backlog during 2001.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $1,576 during the three months ended March 31, 2001, as compared to $4,039 for the same period of the prior year. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

The net income (loss) and earnings (loss) per share were $(194,071) and ($0.02) per share, respectively, for the three months ended March 31, 2001, as compared to $273,910 and $0.05, respectively, for the same period of the prior year. The decrease in net income of approximately $468,000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt (see
Note 2 to the Financial Statements) in the first quarter of 2000.

During the three months ended March 31, 2001, the cost of service fees for custom multimedia software was $223,439 as compared to $114,323, for the same period of the prior year, resulting in gross margins of approximately 26% and 58%, respectively. This is primarily due to a significant restructuring of the production process and projects during this period. The restructuring included removal and replacement of production management, hiring and training of new production employees and the completion of contracts that had gone over budget. Management believes that this event was unique to this period, that the restructing has been completed, and that gross margins will return to the 50% plus range beginning April 1, 2001.

During the three months ended March 31, 2001, total operating expenses were $480,178 as compared to $408,318 in the same period of the prior year, an increase of approximately $72,000. This increase was primarily attributable to the significant restructuring of the production process and projects. Our research and development expenses were $0 for the three months ended March 31, 2001 compared to $3,356 for the same period of the prior year. Research and development expenses include improvements on existing tools and development of software tools and applications to be sold. The decrease is primarily attributed to less time devoted to research and development as compared to contract work.

During the three months ended March 31, 2001, selling, general and administrative expenses were $256,739 as compared to $290,639 in the same period of the prior year, a decrease of approximately $34,000, or 12%. The decrease is primarily the result of the current vacancy in the Company's CEO position.

During the three months ended March 31, 2001, other expense increased by approximately $10,000. The increase is the result of interest expense and amortization of discount and issue costs related to the Convertible Subordinated Debentures which was recorded during 2000.


Cash Flow, Liquidity and Capital Resources
------------------------------------------

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the Company's closing price on March 27, 2001).

As of March 31, 2001, the Company has received $50,000 from the sale of two units, an additional $250,000 in April 2001, and anticipates receiving the remaining $50,000 by the end of May 2001 per the contractual agreements.

The Company plans to utilize these funds for the hiring of production personnel to produce the existing contract backlog and for general working capital. We believe that with the receipt of this funding, that we can begin to generate a positive operational income beginning in the second quarter of 2001.

As of April 30, 2001, the Company has a contract backlog of approximately $1,300,000.

For the three months ended March 31, 2001, the Company used cash of $251,487 from operations. In addition to the net loss, the Company experienced a net increase in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in deferred revenue. The Company did not receive or use any cash for investing activities. The Company received net cash of $128,667 from financing activities.


Strategy to Achieve Profitable Operations

During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, and initial exploitation of the internet applications for Company's expertise. Coupled with careful management, the Company believes in 2000 it began to stabilize its business. While it has been successful to date, there are no assurances that the Company will continue to achieve its strategy.

The Company entered year 2001 with backlog for its multimedia products, and with indications that the market demand is increasing. On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders and members of executive management for the purchase of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the Company's market price on March 27, 2001). The Company received $150,000 of the subscribed amount in March 2001, received an additional $150,000 in April 2001, and an additional $50,000 will be received during May 2001 per the contractual agreements. Without the financial impediment formally imposed by an outstanding convertible debenture issue, and with the net proceeds from $350,000 in new operating funding discussed above, management believes it can address this growing market appropriately.

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

Item 2.   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a)  Exhibits - None

          (b) No reports on Form 8-K were required to be filed for the three months ended March 31, 2001.

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


                                       STRATEGIC SOLUTIONS GROUP, INC.
                                       -------------------------------
                                       (Registrant)

Dated:  May 11, 2001                   BY: /s/  Ernest Wagner
                                           ------------------
                                           Ernest Wagner
                                           President, Chief Operating Officer