Form 10QSB
period 2001-06-30
STRATEGIC SOLUTIONS GROUP INC
filed 2001-08-14
CIK 851943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001
                                      OR

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

                                Yes  X   No __
                                    ---


 9,044,583 Common Shares, $.0001 par value were issued and outstanding at July
                                   25, 2001.



                        STRATEGIC SOLUTIONS GROUP, INC.
                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I - Financial Information (unaudited)

Consolidated Balance Sheets, June 30, 2001 and
   December 31, 2000                                                    3

Consolidated Statements of Operations for the three and
   six months ended June 30, 2001 and 2000                              4

Consolidated Statements of Cash Flows for the six
   months ended June 30, 2001 and 2000                                  5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  9


Part II - Other Information

Item 1. Legal Proceedings                                              11

Item 2. Exhibits and Reports on Form 8-K                               11

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                      June 30,             December 31,
                                                                                        2001                   2000
                                                                                   ---------------     ----------------

                                             ASSETS
                                             ------
     Current assets:
           Cash and cash equivalents                                               $       126,802     $        219,537
           Accounts receivable, net of $25,000 allowance for doubtful accounts             422,221               61,244
           Prepaid expenses and other current assets                                        81,337               23,930
                                                                                   ---------------     ----------------
               Total current assets                                                        630,360              304,711

     Property and equipment, net                                                            35,071               41,293
     Restricted Investment                                                                  78,233               69,269
     Other assets                                                                            8,240               13,506
                                                                                   ---------------     ----------------

                                                                                   $       751,904     $        428,779
                                                                                   ===============     ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ----------------------------------------------

     Current liabilities
           Accounts payable and accrued liabilities                                $       332,486     $        239,861
           Deferred revenue                                                                 14,052               78,725
                                                                                   ---------------     ----------------
               Total current liabilities                                                   346,538              318,586
     Convertible subordinated debenture - related party                                    403,230              204,592
                                                                                   ---------------     ----------------

               Total liabilities                                                           749,768              523,178
                                                                                   ---------------     ----------------

     Commitments and contingencies                                                              --                   --

     Stockholders' equity (deficit)
           Common stock, $.0001 par value. Authorized 25,000,000 shares; issued and outstanding 9,004,688 and 8,256,690 shares as of June 30,
               2001 and December 31, 2000, respectively                                        901                  826
           Additional paid-in capital                                                   16,212,058           16,052,552
           Accumulated deficit                                                         (16,289,056)         (16,217,046)
           Accumulated other comprehensive income                                           78,233               69,269
                                                                                   ---------------     ----------------

               Total stockholders' equity (deficit)                                          2,136              (94,399)
                                                                                   ---------------     ----------------

                                                                                   $       751,904     $        428,779
                                                                                   ===============     ================

 The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2001 and 2000
                                  (Unaudited)

                                                                  Three months ended                  Six months ended
                                                                      June 30,                            June 30,
                                                          -------------------------------    ----------------------------------
                                                                2001            2000               2001               2000
                                                          ---------------  --------------     --------------    ---------------
Revenues

   Service                                                $     641,221      $   394,806       $     936,614      $    665,167
   Royalty                                                          968            2,986               2,544             7,025
                                                          --------------    -------------      --------------    --------------
               Total revenue                                    642,189          397,792             939,158           672,192
                                                          --------------    -------------      --------------    --------------
Expenses
   Cost of service                                              261,396          139,110             484,834           253,432
   Research and development                                           -                -                   -             3,357
   Selling, general and administrative                          242,645          248,613             499,367           539,252
                                                          --------------    -------------      --------------    --------------
               Total operating expenses                         504,041          387,723             984,201           796,041
                                                          --------------    -------------      --------------    --------------
Income (loss) from operations                                   138,148           10,069             (45,043)         (123,849)
                                                          --------------    -------------      --------------    --------------

Other income (expense), net                                     (16,103)          55,024             (26,965)           54,597
                                                          --------------    -------------      --------------    --------------
Income (loss) before extraordinary item                         122,045           65,093             (72,008)          (69,252)
   Extraordinary gain on the extinquishment of debt                   -                                    -           408,255
                                                          --------------    -------------      --------------    --------------
Net income (loss)                                         $     122,045      $    65,093       $     (72,008)     $    339,003
                                                          ==============    =============      ==============    ==============


Earnings per common share - Basic
   Income (loss) before extraordinary item                $        0.01      $      0.01       $       (0.01)     $      (0.01)
   Extraordinary item                                     $           -      $         -       $           -      $       0.06
                                                          --------------    -------------      --------------    --------------
   Net income (loss) per common share                     $        0.01      $      0.01       $       (0.01)     $       0.05
                                                          ==============    =============      ==============    ==============
Weighted average number of common shares
         outstanding - basic                                  8,806,273        7,774,272           8,535,762         6,776,225
                                                          ==============    =============      ==============    ==============


Earnings per common share - Diluted
   Income (loss) before extraordinary item                $        0.01      $      0.01       $       (0.01)     $      (0.01)
   Extraordinary item                                     $           -      $         -       $           -      $       0.05
                                                          --------------    -------------      --------------    --------------
Net income (loss) per common share - diluted              $        0.01      $      0.01       $       (0.01)     $       0.04
                                                          ==============    =============      ==============    ==============
Weighted average number of common shares
         outstanding - diluted                                9,993,287        9,059,717           8,535,762         7,885,336
                                                          ==============    =============      ==============    ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2000 and 2001
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              ----------------------------
                                                                                  2001           2000
                                                                              ------------  --------------
Cash flows from operating activities
  Net income (loss)                                                            $  (72,008)   $    339,003
  Adjustments to reconcile net loss to net cash used in
        operating activities
    Depreciation and amortization                                                  14,944          21,641
    Amortization of deferred financing costs                                        9,791           5,040
    Interest expense associated with beneficial conversion
        feature on convertible subordinated debentures                              7,313           2,172
    Deferred compensation                                                               -          19,391
    Gain on debt extingishment                                                          -        (408,255)
    Other                                                                          13,911         (60,000)
    Increase (decrease) in cash from changes in assets and liabilities:
        Accounts receivable                                                      (360,977)       (160,978)
        Prepaid expenses and other current assets                                  38,593          34,152
        Other assets                                                                5,266             100
        Accounts payable and accrued liabilities                                   42,047          (9,668)
        Other liabilities                                                               -           1,171
        Deferred revenue                                                          (64,673)              -
                                                                              ------------  --------------
    Net cash used in operating activities                                        (365,793)       (216,231)
                                                                              ------------  --------------

Cash flows from investing activities
    Capital expenditures                                                           (8,723)        (22,563)
                                                                              ------------  --------------
    Net cash used in investing activities                                          (8,723)        (22,563)
                                                                              ------------  --------------

Cash flows from financing activities
    Proceeds from issuance of convertible subordinated debenture                  350,000         250,000
    Proceeds from the sale of common stock, net                                         -         250,000
    Payments on financing debt and promissory note                                      -        (101,816)
    Payments on financing costs                                                   (14,886)              -
    Payments short-term debt                                                      (53,333)              -
    Redemption of convertible debt                                                      -        (215,000)
                                                                              ------------  --------------
    Net cash provided by financing activities                                     281,781         183,184
                                                                              ------------  --------------

Net (decrease) in cash and cash equivalents                                       (92,735)        (55,610)

Cash and cash equivalents, beginning of period                                    219,537         146,107
                                                                              ------------  --------------
Cash and cash equivalents, end of period                                       $  126,802    $     90,497
                                                                              ============  ==============

Supplemental disclosures of cash paid:
    Interest                                                                   $    3,219    $      2,021
    Income taxes                                                                        -               -

Supplemental schedule of noncash investing and financing activities:
    Options issued as payment for accrued penalties                            $   12,000    $          -
    Options issued as payment for professional fees                                     -          53,101
    Options exercised for the payment of directors' fees                            6,000               -
    Detachable warrants issued in connection with debt                                  -          22,500
    Stock issued in connection with the sale of convertible debentures             76,580         250,000
    Beneficial conversion feature related to convertible debenture                 77,000               -
    Stock issued upon conversion of convertible debentures                              -         250,000

 The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

Strategic Solutions Group, Inc. (the "Company") has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

3. LINE OF CREDIT

On August 30, 2000 the Company secured a bank line of credit allowing for borrowings up to $100,000 for working capital. The line is secured by the assets of the Company. Interest on the outstanding principal balance is the Prime Rate plus 1.0%. Accrued interest is payable monthly with any outstanding principal and accrued interest due August 30, 2001. At June 30, 2001 there is no outstanding principal balance on the line of credit.

4. CONVERTIBLE SUBORDINATED DEBT - RELATED PARTY

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the closing price on March 27, 2001).

These debentures bear interest at 10%, with principal and accrued interest due on March and April 2005, are convertible, at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $0.10. The Company calculated the value of the 700,000 shares of common stock issued as part of these units as $77,000 based on the closing market price on March 27, 2001 (the "Commitment Date"). The Company also calculated the value of the benefical conversion feature associated with these debentures in accordance with EITF 98-5: Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, of approximately $77,000 at the Commitment Date. The total discountof $154,000 is being amortized over the holding period of the debentures.

The Company recorded the market value of the 700,000 shares of common stock issued as part of these units as a discount to the convertible debentures and common stock and additional paid in capital.

The Company has the right to redeem the debentures at redemption prices increasing from 125% of the principal amount of the debenture, if redeemed before the first anniversary of the Issuance Date, to 175% of the principal amount of the debenture between the second and third anniversary dates of the Issuance Date. Within ten (10) days of receipt of notice of redemption, the holder of the debenture has the right to convert the redemption proceeds into common stock at $0.10 per share.

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

The following shows the determination of income for the purpose of the earnings
(loss) per share computions:

                                                                Three Months                          Six Months
                                                               Ended June 30,                       Ended June 30,
                                                       -----------------------------     ---------------------------------
                                                            2001           2000               2001               2000
                                                       -----------------------------     ---------------------------------
   Net income before extraordinary item                   $ 122,045      $  65,093         $ (72,008)         $ (69,252)
   Extraordinary item                                            --             --               ---            408,255
                                                       -----------------------------     ---------------------------------
   Income available for common stockholders,
   for basic earnings per share                             122,045         65,093           (72,008)           339,003

   Plus interest on convertible subordinated
   debentures, net of income taxes                           14,344          1,791               ---              2,499
                                                       -----------------------------     ---------------------------------
   Income available for common stockholders,
   used for diluted earnings per share                    $ 136,389      $  66,884         $ (72,008)         $ 341,502
                                                       =============================     =================================


The following shows the determination of the number of shares used in the earnings per share computions:

                                                                Three Months                          Six Months
                                                               Ended June 30,                       Ended June 30,
                                                       -----------------------------     ---------------------------------
                                                            2001           2000               2001               2000
                                                       -----------------------------     ---------------------------------
   Weighted average number of shares
   outstanding                                            8,806,273      7,774,272         8,535,762          6,776,225

   Net number of shares issued on the
   assumed exercise of stock options                        592,508      1,035,445               ---            941,529

   Shares issued on the assumed conversion
   of convertible subordinated debenture                    594,505        250,000               ---            167,582

                                                       ------------------------------     -------------------------------
   Number of shares used in the computation
   of dituted earnings per share                          9,993,287      9,059,717         8,535,762          7,885,336
                                                       ==============================     ===============================

The diluted share base for the six months ended June 30, 2001 excludes incremental shares of 821,634 related to stock options and shares issuable on conversion of debt. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

6. RELATED PARTY TRANSACTION

The Company entered into an agreement during the year ended December 31, 2000 under which it provided services to Varsity Heavy Duty, a company which is majority owned by a shareholder of the Company. The Company provided Varsity Heavy Duty these services at a discount from the standard rates in exchange for a 10% equity interest in Varsity Heavy Duty. The Company is accounting for this investment using the cost method and has assigned no value to it. During the three and six months ended June 30, 2001, the Company had sales, net of a $0 and $1,000 discount, respectively, of $13,581 and $18,991 to Varsity Heavy Duty.

7. STOCKHOLDERS' EQUITY

On January 26, 2001, the Board of Directors unanimously approved a change in the number of options granted to employees after 90 days of service. Previous options to purchase 2,000 shares were replaced with new options for the purchase of 20,000 shares. A total of 180,000 new options were granted. These new options are exercisable at $0.10 per share, which represents the average price from January 1, 2001 to January 26, 2001, and continue to vest and expire over the four year vesting period of the previously granted options. The Company recorded no additional compensation expense, since the effect of this option repricing was not material. The new options will be accounted for as variable stock options from January 26, 2001 until the options are exercised, fortieited or expire unexercised.

On June 14, 2001 the Company's Board of Directors, subject to shareholder approval, adopted the 2001 Stock Incentive Plan reserving 761,081 shares of common stock for issuance under this plan.

8. COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                                 Three Months                          Six Months
                                                                Ended June 30,                       Ended June 30,
                                                       -------------------------------     --------------------------------
                                                              2001          2000                   2001          2000
                                                       -------------------------------     --------------------------------
   Net income (loss)                                       $ 122,045      $ 65,093              $ (72,008)     $ 339,003
   Unrealized gain (loss) on marketable
      securities                                             (19,558)          ---                  8,964            ---
                                                       -------------------------------     --------------------------------
   Comprehensive income (loss)                             $ 102,487      $ 65,093              $ (63,044)     $ 339,003
                                                       ===============================     ================================

The components of accumulated other comprehensive income, net of related tax, at June 30, 2001 and June 30, 2000 are as follows:

                                                 -------------------------------
                                                      2001             2000
                                                 -------------------------------
   Unrealized gain on marketable securities         $78,233         $   ---
                                                 ===============================

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

Results of Operations
----------------------

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

Total revenues for the three months ended June 30, 2001 were $642,189 as compared to $397,792 for the same period of 2000, an increase of approximately $244,000 or 61%. Total revenue for the six months ended June 30, 2001 were $939,158 as compared to $672,192 for the same period of 2000, an increase of approximately $267,000 or 40%. The increase in revenue for these periods is due primarily to an increase in both the size and volume of new contracts and the timing of completion of existing contracts with our customers.

The net income and earnings per share were $122,045 and $0.01 per share, respectively, for the three months ended June 30, 2001, as compared to $65,093 and $0.01, respectively, for the same period of the prior year. The increase in net income of approximately $57,000 is primarily due to an increase in new customer contracts. The net income (loss) and earnings (loss) per share were $(72,008) and $(0.01) per share, respectively, for the six months ended June 30, 2001, as compared to $339,003 and $0.04, respectively, for the same period of the prior year. The decrease in net income of approximately $411,000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt in the first quarter of 2000.

The net income and net income per share - diluted were $136,389 and $0.01 per share, respectively, for the three months ended June 30, 2001, as compared to $66,884 and $0.01 per share, respectively, for the same period of the prior year. Our net income for the three months ended June 30, 2001 is due to an operational net income of $138,148 and other expenses of $16,103. The net loss and net loss per share - diluted were $(72,008) and $(0.01) per share, respectively, for the six months ended June 30, 2001, as compared to a net income and net income per share of $341,502 and $0.04 per share, respectively, for the same period of the prior year. The decrease in net income of approximately $411,000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt in the first quarter of 2000.

During the three and six months ended June 30, 2001, the cost of service fees for custom multimedia software were $261,396 and $484,834, respectively, as compared to $139,110 and $253,452, respectively, for the same periods of the prior year, resulting in gross margins of approximately 59% and 48%, respectively, as compared to gross margins of 65% and 62%, respectively, for the same periods of 2000.

During the three and six month periods ended June 30, 2001, total operating expenses were $504,041 and $984,201, respectively, as compared to $387,723 and $796,041, respectively, for the same periods of the prior year, increases of approximately $166,000 and $188,000, respectively. This increase was primarily attributable to the significant restructuring of the production process and projects. Our research and development expenses were $0 and $0, respectively, for the three months ended June 30, 2001 and June 30, 2000. Our research and development expenses were $0 for the six months ended June 30, 2001 as compared to $3,357 for the same period of the prior year. Research and development expenses include improvements on existing tools and development of software tools and applications to be sold. The decrease is primarily attributed to less time devoted to research and development as compared to contract work.

During the three the six month periods ended June 30, 2001, selling, general and administrative expenses were $242,645 and $499,367, respectively, as compared to $248,613 and $539,252, respectively, in the same periods of the prior year, decreases of approximately $6,000 and $40,000, respectively. The decrease is primarily the result of the current vacancy in the Company's CEO position.

During the three and six months ended June 30, 2001, other expense increased by approximately $8,000 and $23,000, respectively. The increases are the result of interest expense and amortization of discount and issue costs related to the Convertible Subordinated Debentures which was recorded during for first quarter of 2001.


Cash Flow, Liquidity and Capital Resources
------------------------------------------

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the closing price on March 27, 2001).

The Company has utilized part of these funds for the hiring of production personnel to produce the existing contract backlog and for general working capital.

At June 30, 2001, the Company had a contract backlog of approximately $780,000.

For the six months ended June 30, 2001, the Company used cash of $365,793 from operations. In addition to the net income, the Company experienced a net increase in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in deferred revenue. The Company used cash of $8,723 for investing activities. The Company received net cash of $281,781 from financing activities.

For the six months ended June 30, 2000, the Company used cash of $216,231 from operations. In addition to the net income, the Company experienced a net increase in the extinquishment of debt and accounts receivable. The Company used cash of $22,563 for investing activities. The Company received net cash of $183,184 from financing activities.


Strategy to Achieve Profitable Operations

During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, initial exploitation of the internet applications for Company's expertise and careful management. In 2000 the Company began to stabilize its business. While it has been successful to date, there are no assurances that the Company will continue to achieve its strategy.

The Company entered year 2001 with a backlog for its multimedia products, and with indications that the market demand is increasing. Without the financial impediment formally imposed by an outstanding convertible debenture issue, and with the net proceeds from this funding, management believes it can address this growing market appropriately.

During year 2000, the Company achieved higher revenues and positive financial results by expanding its presence in the fast-growing field of web-based training. The Company was an early entrant in this market, and we believe our experience and reputation provide advantages over our competitors. The Company has also taken initial steps to participate in the joint-venture development of a related product line, VarsityHeavyDuty.com, by working closely with one of the Company's principal investors.

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

Item 3.    Defaults Upon Senior Securities:  None
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders:  None
           ---------------------------------------------------

Item 5.    Other Information:  None
           -----------------

Item 6.    Exhibits and Reports on Form 8-K:
           --------------------------------

           (a) Exhibits - None

           (b) No reports on Form 8-K were required to be filed for the three months ended June 30, 2001.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STRATEGIC SOLUTIONS GROUP, INC.
                                   -------------------------------
                                   (Registrant)

Dated: August 14, 2001
                                   BY: /s/ Ernest Wagner
                                       -----------------
                                       Ernest Wagner
                                       President, Chief Operating Officer