Form 10QSB
period 2001-09-30
STRATEGIC SOLUTIONS GROUP INC
filed 2001-11-06
CIK 851943

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001
                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-12536
--------------------------------

                         STRATEGIC SOLUTIONS GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                  11-2964894
-------------------------------         -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

1598 Whitehall Road, Suite E
Annapolis, Maryland                                   21401
-------------------------------                       -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                              (410) 757-2728
                                                  ---------------

                                 Not applicable
    ------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No __
                                   ---


8,845,878 Common Shares, $.0001 par value were issued and outstanding at October
                                    15, 2001.

                                TABLE OF CONTENTS
                                                                    Page No.
                                                                    --------

Part I - Financial Information (unaudited)

Consolidated Balance Sheets, September 30, 2001 and
   December 31, 2000                                                   3

Consolidated Statements of Operations for the three and
   nine months ended September 30, 2001 and 2000                       4

Consolidated Statements of Cash Flows for the nine
   months ended September 30, 2001 and 2000                            5

Notes to Consolidated Financial Statements                             6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 9

Part II - Other Information                                            11

Signatures                                                             11

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  September 30,                December 31,
                                                                      2001                         2000
                                                                  -------------                ------------
                                     ASSETS
                                     -------
 Current assets:
     Cash and cash equivalents                                   $      222,059                 $     219,537
     Accounts receivable, net                                           296,276                        61,244
     Prepaid expenses and other current assets                           51,524                        23,930
                                                                 --------------                 -------------
        Total current assets                                            569,859                       304,711

 Property and equipment, net                                             29,083                        41,293
 Investment                                                              10,523                        69,269
 Other assets                                                             8,233                        13,506
                                                                 --------------                 -------------

                                                                 $      617,698                 $     428,779
                                                                 ==============                 =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

 Current liabilities
     Accounts payable and accrued liabilities                    $      258,124                 $     239,861
     Note payable - current                                              96,000                           --
     Deferred revenue                                                    13,621                        78,725
                                                                 --------------                 -------------
       Total current liabilities                                        367,745                       318,586

 Long-term liabilities
     Note payable - non current                                          16,000                           --
     Convertible subordinated debenture - related party                 417,403                       204,592
                                                                 --------------                 -------------
       Total long-term liabilities                                      433,403                       204,592
                                                                 --------------                 -------------
       Total liabilities                                                801,148                       523,178
                                                                 --------------                 -------------
 Commitments and contingencies                                              --                            --

 Stockholders' equity (deficit)
     Common stock, $.0001 par value.  Authorized 25,000,000
       shares; issued and outstanding 8,855,945 and 8,256,690
       shares as of September 30, 2001 and December 31, 2000,
       respectively                                                         886                           826
     Additional paid-in capital                                      16,049,474                    16,052,552
     Accumulated deficit                                            (16,244,333)                  (16,217,046)
     Accumulated other comprehensive income                              10,523                        69,269
                                                                 --------------                 -------------
       Total stockholders' equity (deficit)                           (183,450)                       (94,399)
                                                                 --------------                 -------------
                                                                 $      617,698                 $     428,779
                                                                 ==============                 =============

        The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                                  (Unaudited)


                                                             Three months ended                       Nine months ended
                                                                September 30,                            September 30,
                                                       ------------------------------         -------------------------------
                                                            2001             2000                 2001               2000
                                                       ------------      ------------         ------------      -------------
Revenues

   Service                                             $     508,473     $   401,255          $  1,445,087      $   1,066,422
   Royalty                                                     1,173           3,325                 3,717             10,350
                                                       -------------     -----------          ------------      -------------
             Total revenue                                   509,646         404,580             1,448,804          1,076,772
                                                       -------------     -----------          ------------      -------------
Expenses
   Cost of service                                           198,274         192,801               683,109            446,234
   Research and development                                      --               68                   --               3,426
   Selling, general and administrative                       272,659         288,496               772,025            827,747
                                                       -------------     -----------          ------------      -------------
             Total operating expenses                        470,933         481,365             1,455,134          1,277,407
                                                       -------------     -----------          ------------      -------------
Income (loss) from operations                                 38,713         (76,785)               (6,330)          (200,635)
                                                       -------------     -----------          ------------      -------------
Other income (expense), net                                    6,010          (4,917)              (20,955)            49,680
                                                       -------------     -----------          ------------      -------------
Income (loss) before extraordinary item                       44,723         (81,702)              (27,285)          (150,955)
   Extraordinary gain on the extinguishment of debt               --              --                    --            408,255
                                                       -------------     -----------          ------------      -------------
Net income (loss)                                      $      44,723     $   (81,702)         $    (27,285)     $     257,300
                                                       =============     ===========          ============      =============

Earnings per common share - Basic
   Income (loss) before extraordinary item             $        0.01     $     (0.01)         $       0.00      $       (0.02)
   Extraordinary item                                  $         --      $       --           $        --       $        0.06
                                                       -------------     -----------          ------------      -------------
   Net income (loss) per common share                  $        0.01     $     (0.01)         $       0.00      $        0.04
                                                       =============     ===========          ============      =============
Weighted average number of common shares
     outstanding - basic                                   8,942,220       7,916,473             8,672,061          7,159,082
                                                       =============     ===========          ============      =============

Earnings per common share - Diluted
   Income (loss) before extraordinary item             $        0.01     $     (0.01)         $       0.00      $       (0.02)
   Extraordinary item                                  $         --      $        --          $        --       $        0.05
                                                       -------------     -----------          ------------      -------------
Net income (loss) per common share - diluted           $        0.01     $     (0.01)         $       0.00      $        0.03
                                                       =============     ===========          ============      =============

Weighted average number of common shares
     outstanding - diluted                                10,272,753       7,916,473             8,672,061          8,132,904
                                                       =============     ===========          ============      =============

      The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2000 and 2001
                                  (Unaudited)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                             ----------------------------------
                                                                                  2001               2000
                                                                             -------------       --------------
Cash flows from operating activities
  Net income (loss)                                                          $    (27,285)         $  257,300
  Adjustments to reconcile net loss to net cash used in
       operating activities
     Depreciation and amortization                                                 22,746              34,545
     Amortization of deferred financing costs                                      21,949               8,645
     Interest expense associated with beneficial conversion
       feature on convertible subordinated debentures                               9,328                 --
     Allowance for doubtful accounts                                                  --               (9,875)
     Deferred compensation                                                            --               29,086
     Gain on debt extinguishment                                                      --             (408,255)
     Common stock issued for compensation in lieu of cash                           6,625                 --
     Other                                                                         49,517             (60,000)
     Increase (decrease) in cash from changes in assets and liabilities:
       Accounts receivable                                                       (235,032)           (107,444)
       Prepaid expenses and other current assets                                   68,406              53,998
       Other assets                                                                 5,273             (42,204)
       Accounts payable and accrued liabilities                                   (25,145)             42,801
       Other liabilities                                                              --                3,748
       Deferred revenue                                                           (65,104)                --
                                                                             ------------          ----------
  Net cash used in operating activities                                          (168,722)           (197,655)
                                                                             ------------          ----------

Cash flows from investing activities
  Capital expenditures                                                            (10,537)            (36,880)
                                                                             ------------          ----------
  Net cash used in investing activities                                           (10,537)            (36,880)
                                                                             ------------          ----------
Cash flows from financing activities
  Proceeds from issuance of convertible subordinated debenture                    350,000             250,000
  Proceeds from the sale of common stock                                              --              250,000
  Proceeds from exercise of options                                                   --               18,760
  Payments to repurchase common stock                                             (60,000)                --
  Payments on financing debt and promissory note                                   (8,000)           (158,015)
  Payments on financing costs                                                     (14,886)                --
  Payments short-term debt                                                        (85,333)                --
  Redemption of convertible debt                                                      --            (215,000)
                                                                             ------------          ----------
  Net cash provided by financing activities                                       181,781             145,745
                                                                             ------------          ----------
Net increase (decrease) in cash and cash equivalents                                2,522             (88,790)

Cash and cash equivalents, beginning of period                                    219,537             146,107
                                                                             ------------          ----------
Cash and cash equivalents, end of period                                     $    222,059          $   57,317
                                                                             ============          ==========
Supplemental disclosures of cash paid:
  Interest                                                                   $      5,110          $    2,570
  Income taxes                                                                        --                  --

Supplemental schedule of noncash investing and financing activities:
  Options issued as payment for accrued penalties                            $     12,000          $      --
  Options issued as payment for professional fees                                     --               53,101
  Options exercised for the payment of directors' fees                             16,776                 --
  Detachable warrants issued in connection with debt                                  --               22,500
  Stock issued in connection with the sale of convertible debentures               76,580             250,000
  Beneficial conversion feature related to convertible debenture                   77,000                 --
  Stock issued upon conversion of convertible debentures                              --               35,156

        The accompanying notes are an integral part these consolidated financial statements.

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

These debentures bear interest at 10%, with principal and accrued interest due in March and April 2005, are convertible, at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $0.10. The Company calculated the value of the 700,000 shares of common stock issued as part of these units as $77,000 based on the closing market price on March 27, 2001 (the "Commitment Date"). The Company also calculated the value of the benefical conversion feature associated with these debentures in accordance with EITF 98-5: Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, of approximately $77,000 at the Commitment Date. The total discount of $154,000 is being amortized over the holding period of the debentures.

The Company recorded the market value of the 700,000 shares of common stock issued as part of these units as a discount to the convertible debentures and as common stock and additional paid in capital.

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

3.  EARNINGS (LOSS) PER SHARE

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

The following shows the determination of income for the purpose of the earnings
(loss) per share computions:

                                                               Three Months                          Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                          -----------------------             ---------------------------
                                                             2001          2000                   2001             2000
                                                          -----------------------             ---------------------------
Net income before extraordinary item                        $44,723     $(81,702)              $(27,285)       $(150,955)
Extraordinary item                                              --           --                     --           408,255
                                                          -----------------------             ---------------------------
Income available for common stockholders, for
basic earnings per share                                     44,743      (81,702)               (27,285)         257,300

Interest on convertible subordinated debentures,
net of income taxes                                          15,048          --                     --             8,189
                                                          -----------------------             ---------------------------
Income available for common stockholders,
used for diluted earnings per share                         $59,771     $(81,702)              $(27,285)       $ 265,489
                                                          =======================             ===========================

The following shows the determination of the number of shares used in the earnings per share computions:

                                                                Three Months                         Nine Months
                                                             Ended September 30,                 Ended September 30,
                                                          -------------------------           -------------------------
                                                              2001           2000                 2001           2000
                                                          -------------------------           -------------------------
Weighted average number of shares outstanding              8,942,220      7,916,473            8,672,061      7,159,082

Net number of shares issued on the assumed exercise
  of stock options                                           730,533            --                   --         723,822

Shares issued on the assumed conversion of
  convertible subordinated debenture                         600,000            --                   --         250,000
                                                          -------------------------           -------------------------
Number of shares used in the computation of diluted
  earnings per share                                      10,272,753      7,916,473            8,672,061      8,132,904
                                                          =========================           =========================

The diluted share base for the nine months ended September 30, 2001 excludes incremental shares of 992,544 related to stock options and shares issuable on conversion of debt. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

4.  STOCKHOLDERS' EQUITY

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

On June 14, 2001 the Company's Board of Directors, subject to shareholder approval, adopted the 2001 Stock Incentive Plan reserving 761,081 shares of common stock for issuance under this plan. On August 21, 2001 the Company received a majority vote from the shareholders for approval of this plan.

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 750,000 shares ("Repurchased Shares") of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares, 250,000 shares were paid for in cash for $60,000 and the remaining 500,000 shares were paid for in the form of a promissory note in the principl amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 33,334 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company has incurred in connection with not registering these shares for resale.

The Company has recorded the unpaid portion, $112,000, of the promissory note as a reduction of paid in capital.

During the nine months ended September 30, 2001, the Company experienced the following activity in its common stock and additional paid in capital balances.

                                                            Shares of                         Additional
                                                             Common            Common          Paid-In
                                                             Stock             Stock           Capital
                                                          -----------------------------------------------
Balance at December 31, 2000                                 8,256,690          $ 826       $ 16,052,552
Shares issued in connection with the convertible
  subordinated debt (Note 2)                                   700,000             70            153,510
Issuance of shares on the exercise of stock
  options                                                      142,986             14             16,763
Issuance of shares as compensation to an employee               39,599              4              6,621
Shares repurchased, as described above                        (283,334)           (28)           (67,972)
Promissory note, as described above                                --                           (112,000)
                                                          ----------------------------------------------

Balance at September 30, 2001                                8,855,941          $ 886       $ 16,049,474
                                                          ===============================================

5.  COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 2001 and 2000 are as follows:


                                                               Three Months                     Nine Months
                                                             Ended September 30,            Ended September 30,
                                                          -------------------------      -------------------------
                                                               2001            2000          2001            2000
                                                          -------------------------      -------------------------
Net income (loss)                                          $ 44,723        $(81,702)      $(27,285)       $257,300
Unrealized gain (loss) on marketable securities             (67,710)        236,329        (58,746)        236,329
                                                          -------------------------      -------------------------
Comprehensive income (loss)                                $(22,987)       $154,627       $(86,031)       $493,629
                                                          =========================      =========================

The components of accumulated other comprehensive income, net of related tax, at September 30, 2001 and September 30, 2000 are as follows:

                                                                                               2001          2000
                                                                                         --------------------------
Unrealized gain on marketable securities                                                     $10,523       $69,269
                                                                                         ==========================

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

Results of Operations
----------------------

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Total revenues for the three months ended September 30, 2001 were $509,646 as compared to $404,580 for the same period of 2000, an increase of approximately $105,000 or 26%. Total revenue for the nine months ended September 30, 2001 were $1,448,804 as compared to $1,076,772 for the same period of 2000, an increase of approximately $372,000 or 35%. The increase in revenue for these periods is due primarily to an increase in both the size and volume of new contracts and the timing of completion of existing contracts with our customers.

The net income (loss) and earnings (loss) per share were $44,723 and $0.01 per share, respectively, for the three months ended September 30, 2001, as compared to $(81,702) and $(0.01), respectively, for the same period of the prior year. The increase in net income of approximately $126,000 is primarily due to an increase in new customer contracts. The net income (loss) and earnings (loss) per share were $(27,285) and $(0.00) per share, respectively, for the nine months ended September 30, 2001, as compared to $257,300 and $0.03, respectively, for the same period of the prior year. The decrease in net income of approximately $285,000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt in the first quarter of 2000.

The net income and net income per share - diluted was $59,771 and $0.01 per share, respectively, for the three months ended September 30, 2001, as compared to a net loss and net loss per share - diluted of $(81,702) and $(0.01) per share, respectively, for the same period of the prior year. The net loss and net loss per share - diluted were $(27,285) and $(0.00) per share, respectively, for the nine months ended September 30, 2001, as compared to a net income and net income per share of $257,300 and $0.03 per share, respectively, for the same period of the prior year. The decrease in net income of approximately $285,000 is primarily due to an extraordinary gain of $408,255 from the conversion and cancellation of debt in the first quarter of 2000.

During the three and nine months ended September 30, 2001, the cost of service fees for custom multimedia software were $198,274 and $683,109, respectively, as compared to $192,801 and $446,234, respectively, for the same periods of the prior year, resulting in gross margins of approximately 61% and 53%, respectively, as compared to gross margins of 52% and 58%, respectively, for the same periods of 2000.

During the three and nine month periods ended September 30, 2001, total operating expenses were $470,933 and $1,455,134, respectively, as compared to $481,365 and $1,277,407, respectively, for the same periods of the prior year, a decrease of approximately $10,000 and increase of approximately $180,000, respectively. This increase was primarily attributable to the significant restructuring of the production process and projects.

During the three and nine month periods ended September 30, 2001, selling, general and administrative expenses were $272,659 and $772,025, respectively, as compared to $288,496 and $827,747, respectively, in the same periods of the prior year, decreases of approximately $16,000 and $56,000, respectively. The decrease is primarily the result of the current vacancy in the Company's CEO position.

During the three months ended September 30, 2001, other income increased by approximately $35,000 while other expenses increased by approximately $24,000. During the nine months ended September 30, 2001, other income decreased by approximately $4,000 while other expenses increased by approximately $56,000. The increases in other expenses are the result of interest expense and amortization of discount and issue costs related to the Convertible Subordinated Debentures which were recorded during for first quarter of 2001.


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

At September 30, 2001, the Company had a contract backlog of approximately $500,000.

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 750,000 shares ("Repurchased Shares") of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares, 250,000 shares were paid for in cash for $60,000 and the remaining 500,000 shares were paid for in the form of a promissory note in the principl amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 33,334 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company has incurred in connection with not registering these shares for resale.

For the nine months ended September 30, 2001, the Company used cash of $168,722 from operations. The Company experienced a net increase in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in deferred revenue. The Company used cash of $10,537 for investing activities.
The Company received net cash of $181,781 from financing activities.

For the nine months ended September 30, 2000, the Company used cash of $197,655 from operations. In addition to the net income, the Company experienced a net increase in the extinquishment of debt, accounts receivable and deferred costs. The Company used cash of $36,880 for investing activities. The Company received net cash of $145,745 from financing activities.


Strategy to Achieve Profitable Operations
-----------------------------------------

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

Item 3.  Defaults Upon Senior Securities:     None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:     None
         ---------------------------------------------------

Item 5.  Other Information:     None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a) Exhibits - None

         (b) No reports on Form 8-K were required to be filed for the three months ended September 30, 2001.


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


                                   STRATEGIC SOLUTIONS GROUP, INC.
                                   -------------------------------
                                   (Registrant)

Dated:  November 6, 2001
                                   BY:  /s/  Ernest Wagner
                                        --------------------------
                                        Ernest Wagner
                                        President, Treasurer and
                                          Chief Operating Officer