Form 10KSB
period 2001-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 2002-04-01
CIK 851943

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 2001

                                       OR

    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _____________ to ____________

                         Commission File Number: 1-12536
                         -------------------------------

                         STRATEGIC SOLUTIONS GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                           11-2964894
--------------------------------              -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification  No.)

1598 Whitehall Road, Ste. E
Annapolis, Maryland                                          21401
--------------------------------                             -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
including area code:                                     (410) 757-2728
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------
Common Stock, $.0001 par value
------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None
------------------------------------------------------------------
                        (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         As of February 28, 2001 the aggregate market value of the voting stock held by non-affiliates, 6,817,254 shares of Common Stock, $.0001 par value, was approximately $545,000 based on the closing price of $0.08. The number of shares outstanding of our Common Stock, as of February 28, 2001 was 8,725,860.

         Documents incorporated by reference:  None

                                   FORM 10-KSB
                                      INDEX

                                      Part I                                  Page
                                                                              ----
Item 1.    Description of Business .........................................    2

Item 2.    Description of Properties .......................................    6

Item 3.    Legal Proceedings ...............................................    6

Item 4.    Submission of Matters to a Vote of Security Holders .............    6

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters ........    6

Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...................................    7

Item 7.    Financial Statements ............................................  F-1

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......   12

Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .........................   12

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act ...........   13

Item 10.   Executive Compensation ..........................................   14

Item 11.   Security Ownership of Certain Beneficial Owners and Management ..   16

Item 12.   Certain Relationships and Related Transactions ..................   17

Item 13.   Exhibits and Reports on Form 8-K ................................   17

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Certain statements made in this report on Form 10-KSB are not based on historical facts, but are intended to be forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or similar terminology, or by discussions of strategy. These statements reflect the reasonable judgment of our management with respect to future events and are subject to risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs or goals will not change. Our actual results could be very different from, and worse than, our expectations for various reasons, including factors that may affect future results discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, an SEC-reporting company that identifies forward-looking statements and warns investors that actual results could differ materially from those in the forward-looking statements, will not be liable for any private action arising under the Securities Act of 1933 based on such forward-looking statements.

The public may read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http:// www.sec.gov.
                               -----------

                                     PART I

Item 1. Description of Business.

General

Strategic Solutions Group, Inc. ("the Company") provides custom interactive multimedia software. The Company designs, develops, and markets custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations, and corporate communications.

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

Depending on a customer's needs, the Company can produce multimedia software that includes interactive computer animation, full motion video, audio, high-end color graphics, text and hypertext providing vivid and effective instruction and information. The software developed by the Company can be distributed over multiple platforms including MS Windows(TM) and DOS and can be delivered on diskette, CD-ROM, or the Internet. The Company has adapted its services using new and emerging technologies, such as internal corporate intranets or the Internet using the World Wide Web ("Web"). In addition, the incorporation of Web-Based training ("WBT") allows users to have access from anywhere in the world. The Company believes that the Internet and intranets will become increasingly important delivery methods in the future.

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

Computer-Based Training ("CBT"). The Company designs and develops custom computer-based training software, which provides an interactive learning experience to instruct employees how to use complex equipment or to understand complicated industrial processes by simulating operation and production procedures. The Company's software typically replaces or supplements technical manuals and operating documentation and provides interactive self-paced training. It also often incorporates cut-away views of equipment that would be difficult or impossible to display in a real-world setting and enables users to learn complex processes by viewing them in real or lapsed time or in slow motion. Based on studies conducted and published by the American Society for Training and Development, management believes that CBT enables users to master skills and retain information more effectively than traditional instructor-led training.

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

During 2001, approximately $1,399,000, or 80%, of the Company's revenue was earned from an automotive manufacturer with the other 20% from a variety of manufacturing and service providers. During 2000, approximately $1,281,000, or 98%, of the Company's revenue was earned from two customers, an automotive manufacturer and Varsity Heavy Duty.

As of December 31, 2001, backlog (i.e., the difference between the fees payable to the Company set forth in existing contracts and the amount of such fees that had been recognized as revenue on the Company's financial statements) of its custom multimedia software services totaled approximately $270,000, all of which is expected to be earned during 2002. There can be no assurance that contracts reflected in backlog will not be cancelled or delayed. Accordingly, the Company believes that backlog is not a reliable measure of future revenue.

Research and Development

For the years ended December 31, 2001 and 2000, costs associated with research and development activities have been nominal. Historically, research and development activities included the development of a library of reusable applications, codes, utilities, and tools that the Company can utilize in the early stages of development of many of its software applications. There were no software development costs capitalized for any periods presented, as the costs incurred between technological feasibility and general availability were not significant. The Company believes that costs for research and development will be moderately higher in the future as the Company plans to continue improving its existing reusable applications, codes, utilities, and tools, as well as the development of new reusable applications, codes, utilities, and tools. In addition, future research and development efforts may include the development of products to be sold on a stand-alone basis. However, the Company has not yet developed any products to be sold on a stand-alone basis, and, accordingly, has not generated any revenue from the sale of software licenses.

Sales and Marketing

As of December 31, 2001, the Company employed two persons involved in sales who receive a combination of salary and commission. The direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which the Company's services and technology are particularly well suited, and by participants who possess the financial resources and scale of operations necessary to support the types of services provided by the Company. The Company also employs other business development and marketing techniques to communicate directly with current and prospective clients.

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

The Company's clients primarily consist of large organizations, including agencies of the federal government, and there are an increasing number of professional services firms seeking information technology consulting and software development engagements from that client base. The Company believes that the principal competitive factors in the information technology consulting and software development industry include responsiveness to client needs, project completion time, quality of service, price, project management capability, and technical expertise. The Company believes that it presently competes favorably with respect to each of these factors. However, the Company's markets are still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse effect upon the Company's business, operating results, and financial condition. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate personnel; the development by others of software that is competitive with the Company's services; the price at which others offer comparable services; and the extent of its competitor's responsiveness to customer needs.

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

Employees

As of December 31, 2001, the Company had nine full-time employees, two of whom were in administration, two in sales and marketing, and five of whom held professional technical positions. No Company employees are represented by unions. Management believes the Company's employee relations are good.

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

Item 2.  Description of Property.

The Company leases office space in Annapolis, Maryland and Ypsilanti, Michigan (approximately 6,800 sq. ft. and 1,000 sq. ft., respectively). These leases require the Company to pay monthly rent of approximately $6,300 and expire on February 1, 2005 and March 17, 2002, respectively. Management believes that its current office facilities are adequate and suitable for the Company's current operations.

Item 3.  Legal Proceedings:

None.

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

                  Year                               High              Low
                  ----                               ----              ---
         2001
         ----
         1/st/ Quarter                               $0.19             $0.08
         2/nd/ Quarter                               $0.23             $0.06
         3/rd/ Quarter                               $0.23             $0.12
         4/th/ Quarter                               $0.16             $0.08

         2000
         ----
         1/st/ Quarter                               $0.97             $0.06
         2/nd/ Quarter                               $0.61             $0.16
         3/rd/ Quarter                               $0.52             $0.22
         4/th/ Quarter                               $0.30             $0.08

The closing bid price for the Company's Common Stock on February 28, 2002, was $0.08. The Company had approximately 2,400 holders of record of Common Stock as of December 31, 2001. Approximately 70% of our 8,792,528 shares of common stock outstanding were held in street name by an unknown number of beneficial owners.

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

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

Total revenues for the year ended December 31, 2001 was $1,750,194 as compared to $1,312,613 for the same period of 2000, an increase of approximately $438,000 or 33%. The increase is primarily attributed to an increase in both the size and volume of new contracts and the timing of completion of existing contracts with existing customers.

During the year ended December 31, 2001, revenue from custom multimedia software development services was $1,744,849, as compared to $1,293,008, for the prior year, an increase of approximately $452,000 or 35%. The increase was primarily a result of an increase in both the size and volume of new contracts and the timing of completion of the Company's contracts. The Company's strategy is to continue to increase revenues from custom multimedia software development services targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries. Management believes revenues from multimedia software will continue to increase in 2002 and beyond.

During the year ended December 31, 2001, no revenue from sales of products was generated, as compared to $5,827, in the prior year. In 2000, this represented sales of computer hardware products by the Company. The Company does not consider the sale of computer hardware to be part of its core business, and only engages in such sales as a courtesy to its customers when requested. The Company does not anticipate a significant volume of computer hardware sales in the future.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $5,345 during the year ended December 31, 2001 as compared to $13,778 for the prior year, a decrease of approximately $8,400 or 61%. The decrease is due primarily to a decrease in the number of marketing and development partners during 2001. The Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements. Royalties are not expected to be significant in the future.

During the year ended December 31, 2001, the cost of service fees for custom multimedia software services was $851,564 as compared to $579,562 in the prior year, resulting in gross margins of approximately 51% and 55%, respectively. We anticipate margins to remain consistent at this level in the future.

Our loss from operations from the year ended December 31, 2001 of $98,470 was $262,933, or 73%, less than our loss from operations of $361,403 for the year ended December 31, 2000. The reduction in our operating loss was due primarily to an increase in revenue and a reduction in our selling, general and administrative expenses.

While our operating loss improved, our net income (loss) deteriorated by $147,854, from $24,434 for the year ended December 31, 2000 to a net loss of $123,420 for the year ended December 31, 2001. This is due primarily to activity that we do not expect to reoccur in the future as detailed below.

                                                                                 2001                2000
                                                                                 ----                ----
     Operating loss                                                          $     (98,470)      $   (361,403)
     Extraordinary gain on the extinguishment of debt                                  ---            418,255
     Other                                                                         (24,950)           (32,418)
                                                                             --------------      ------------
     Net income (loss)                                                       $    (123,420)      $     24,434
                                                                             =============       ============

During the year ended December 31, 2001, selling, general and administrative expenses were $997,100 as compared to $1,086,969 in the prior year, a decrease of approximately $90,000, or 8%. This decrease is primarily the result of the current vacancy in the Company's CEO position

During the year ended December 31, 2001, other income increased by approximately $78,000 while other expenses increased by approximately $70,000. Other income consists primarily of the value of the penalties waived in 2001 (see note 2) and capital gains on the sale of shares of an investment. The increase in other expenses is a result of interest expense and amortization of discount and costs related to the registration of shares of our common stock which we abandoned which were recorded during the first quarter of 2001.

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

                                                                                 2000                1999
                                                                                 ----                ----
     Operating loss                                                          $    (361,403)      $   (415,179)
     Recovery of previously written-off investment in UST                              ---            600,000
     Extraordinary gain on the extinguishment of debt                              418,255                ---
     Other                                                                         (32,418)            31,374
                                                                             -------------       ------------
     Net income (loss)                                                       $      24,434       $    216,195
                                                                             =============       ============

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

Cash Flow, Liquidity and Capital Resources

The Company implemented a Strategy to Achieve Profitable Operation in 1999, and made significant strides in achieving its objectives under this plan during 2000 and 2001. The Company completed 2001 with a net loss of $123,420, including other income and expenses of $24,950, experienced a loss from operations of $98,470 and net cash used in operations of $263,991. The Company's loss from operations was significantly less in 2001 over prior years. The Company continued to experience significant growth in revenue in 2001. The Company completed 2000 with a small net income of $24,434, including an extraordinary gain of $418,255, experienced a loss from operations of $361,403 and net cash used in operations of $99,907. Management believes that by continuing the implementation of it's Strategy to Achieve Profitable Operations, the Company's operations should continue to improve into 2002 and beyond. However, there can be no assurance that such actions will generate sufficient cash flow to allow us to continue operations in the future without additional investment capital or borrowings.

On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders and members of executive management for the purchase of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2004. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the Company's market price on March 27, 2001). The Company received $150,000 of the subscribed amount in March 2001, an additional $150,000 was received during April 2001, and $50,000 during May 2001 per the contractual agreements. The Company used these funds to repay amounts drawn under its line of credit and to fund operations and future growth.

In addition, as described in Note 2 to the Company's financial statements, the Company is holding approximately 34,000 shares of common stock of High Speed Access Corporation, a company listed on the Nasdaq stock market under the symbol HSAC. The market value of these shares of common stock as of December 31, 2001 was approximately $19,000.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. However, our auditors have included in their Report of Independent Certified Public Accountants included a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses and negative cash flow from operations for 2001 and 2000. We have accumulated a deficit at December 31, 2001 of $16,340,466.

Although we expect operating results to improve, there can be no assurances that positive results will occur. We may continue to experience adverse results of operation in the future, and may not be able to satisfy our current obligations in the normal course of business or obtain additional investment capital on terms acceptable to us, or at all. We believe that without new contracts or additional investment capital we will not have sufficient cash to fund our planned activities in the future, and we may not be able to continue operating. As such, our continuation as a going concern is dependent upon our ability to be awarded several large scale contracts in the near future or to raise additional financing. Our anticipated cash flows from our 2002 operations is largely dependent upon our ability to achieve our sales and gross profit objectives from new contracts obtained. These factors among others may indicate that we will be unable to continue as a going concern. We are actively pursuing new contracts and if necessary will consider additional equity financing to provide the necessary funds for working capital and for planned operations.

Other Factors Affecting Future Results

The Company has historically incurred operating losses.

The Company incurred a net operating loss during the year ended December 31, 2001 of approximately $98,000 and had an accumulated deficit of approximately $16,300,000. The Company also experienced a net cash outflow from operations of $263,991 for the year ended December 31, 2001.

While the Company believes that it is taking the necessary steps to achieve profitable cash flow and positive operations, there can be no assurance that it will be able to do so, or that should the Company achieve profitability, that it will sustain such profitability in the future. Should the Company not be able to implement its plans, and begin generating positive cash flow from its operations, the Company will be required to obtain additional sources of financing in the future or to reduce operating expenses.

While the Company's sales continued to increase during 2001, the Company cannot assure you that it will continue to experience such growth. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving industries. To address these risks and achieve profitability and increased sales levels, the Company must, among other things, continue to establish and increase market acceptance of its products and systems, respond effectively to competitive pressures, offer high quality customer service and support, and introduce, on a timely basis, advanced versions and enhancements of its products and successfully market and support such advanced versions and enhancements.

We currently rely on a small number of customers for our revenue.

The majority of our sales is generated from a limited number of customers. For the year ended December 31, 2001, one customer, with several locations, was responsible for 80% of recurring revenue. This customer continues to be our largest and most important customer. While we hope to increase the number of customers for our products, similar or greater concentration of our net sales among a limited number of customers may occur in the future. In this event, any material decrease in net sales to any one of our largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will receive orders from any existing customers or from new customers.

We have never paid dividends, and you should not expect to receive dividends in the future.

We have never paid dividends on our common stock and do not expect to pay any dividends for the foreseeable future.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Ernest Wagner, our President, and Kevin Idso, our Vice-President would be particularly difficult to replace. The loss of either of these individuals, or other future key employees, would have a material adverse effect on us.

Our business and growth will suffer if we are unable to successfully hire and retain key personnel.

We believe that our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our key employees or retain other highly qualified employees in the future. The failure to attract and retain the necessary managerial, marketing, merchandising, operational, customer service, technical, financial or administrative personnel could harm our business. In addition, as we grow and add additional product and service offerings, we anticipate a need to further develop and expand our products. Competition for highly skilled and qualified technical people is intense. We cannot be certain we will be able to attract and retain a sufficient number of qualified technical people or outside consultants.

Technology Company related stock prices are especially volatile and this volatility may depress our stock price.

Technology related companies like us, quoted on the Nasdaq stock market have recently, and are continuing to experience a downward trend in their stock prices, and significant volatility. Based on the lack of indications to the contrary, we expect that the current market condition will continue into the future, and that the Company's stock could experience significant price fluctuations, when measured on a percentage basis, and volume fluctuations. These fluctuations may be unrelated to our operating performance. Broad market and industry volatility may reduce the value of our common stock, regardless of our operating performance. Due to this volatility, we believe that the value of the Company's common stock could be adversely affected.

Strategy to Achieve Profitable Operations

During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, and initial exploitation of the Internet applications for the Company's expertise. Coupled with careful management, the Company believed in 2000 it began to stabilize its business. While it has been successful to date, there are no assurances that the Company will continue to achieve its strategy.

During year 2001, the Company continued to achieve higher revenues and positive financial results by expanding its presence in the fast-growing field of web-based training. The Company was an early entrant in this market, and our experience and reputation provide advantages over our competitors. The Company has also taken initial steps to participate in the joint-venture development of a related product line, VarsityHeavyDuty.com, by working closely with one of the Company's principal investors.

The Company's Profit Strategy for 2002 focuses on maintaining and increasing revenue by expanding and increasing its client and contract base. The Company believes a more diverse client base will add stability to the revenue stream. Achievement of this goal will be accomplished by meeting production deadlines and securing new contracts.

Item 7.   Financial Statements

The information required by Item 7 begins at page F-1 that appears after page
12.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY




                                TABLE OF CONTENTS

                                                                                Page No.
Reports of Independent Certified Public Accountants                             F-2

Consolidated Balance Sheets, December 31, 2001 and 2000                         F-3

Consolidated Statements of Operations for the years ended
         December 31, 2001 and 2000                                             F-4

Consolidated Statements of Stockholders' Deficit for the years
         ended December 31, 2001 and 2000                                       F-5

Consolidated Statements of Cash Flows for the years
         ended December 31, 2001 and 2000                                       F-6

Notes to Consolidated Financial Statements                                      F-7 - F-18

               Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Strategic Solutions Group, Inc.


We have audited the accompanying consolidated balance sheets of Strategic Solutions Group, Inc. and its subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Strategic Solutions Group, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and negative cash flow from operations. The Company has an accumulated deficit of $16,340,466 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP
---------------------
Grant Thornton LLP

Vienna, Virginia
January 25, 2002

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,      December 31,
                                                                                         2001              2000
                                                                               ---------------------------------------

                                     ASSETS
                                     ------

Current assets:
      Cash and cash equivalents                                                $        105,430       $       219,537
      Accounts receivable, net of $25,000 allowance for doubtful accounts               274,793                61,244
      Prepaid expenses and other current assets                                          25,923                23,930
                                                                               ---------------------------------------
          Total current assets                                                          406,146               304,711

Property and equipment, net                                                              22,432                41,293
Investments                                                                              19,139                69,269
Other assets                                                                              8,233                13,506
                                                                               ---------------------------------------
                                                                               $        455,950       $       428,779
                                                                               =======================================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                              -------------------------------------
Current liabilities
      Accounts payable and accrued liabilities                                 $        197,054       $       239,861
      Deferred revenue                                                                    5,893                78,725
      Notes payable                                                                      88,000                    --
                                                                               ---------------------------------------
          Total current liabilities                                                     290,947               318,586
Convertible subordinated debentures                                                     431,565               204,592
                                                                               ---------------------------------------
          Total liabilities                                                             722,512               523,178
                                                                               ---------------------------------------
Commitments and contingencies                                                                --                    --
Stockholders'  deficit
      Common stock, $.0001 par value.  Authorized 25,000,000
          and 10,000,000 shares; issued and outstanding 8,792,528
          and 8,256,690 shares as of December 31, 2001 and 2000                             879                   826
      Additional paid-in capital                                                     16,053,886            16,052,552
      Accumulated deficit                                                           (16,340,466)          (16,217,046)
      Accumulated other comprehensive income                                             19,139                69,269
                                                                               ---------------------------------------
          Total stockholders' deficit                                                  (266,562)              (94,399)
                                                                               ---------------------------------------
                                                                               $        455,950       $       428,779
                                                                               =======================================

        The accompanying notes are an integral part of these consolidated financial statements.

                STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year ended December 31,
                                                                                       ------------------------------
                                                                                            2001              2000
                                                                                       ------------------------------
Revenues

   Service                                                                             $  1,744,849     $  1,293,008
   Product                                                                                      ---            5,827
   Royalty                                                                                    5,345           13,778
                                                                                       ------------------------------
               Total revenue                                                              1,750,194        1,312,613
                                                                                       ------------------------------
Cost of revenues
   Cost of service                                                                          851,564          579,562
   Cost of product                                                                              ---            4,060
                                                                                        -----------------------------
               Total cost of revenue                                                        851,564          583,622
                                                                                        -----------------------------
   Gross profit                                                                             898,630          728,991
                                                                                        -----------------------------
Operating expenses
   Research and development                                                                     ---            3,425
   Selling, general and administrative                                                      997,100        1,086,969
                                                                                       ------------------------------
               Total operating expenses                                                     997,100        1,090,394
                                                                                       ------------------------------
Loss from operations                                                                        (98,470)        (361,403)
                                                                                       ------------------------------

Other income                                                                                 77,897              ---
Interest expense and other, net                                                            (102,847)         (32,418)
                                                                                       ------------------------------
                                                                                            (24,950)         (32,418)
                                                                                       ------------------------------
Income (loss) before extraordinary item                                                    (123,420)        (393,821)
   Extraordinary gain on the extinquishment of debt                                             ---          418,255
                                                                                       ------------------------------
Net (loss) income                                                                      $   (123,420)    $     24,434
                                                                                       ==============================
(Loss) Earnings per common share - Basic and Diluted
   (Loss) Income before extraordinary item                                             $      (0.01)    $      (0.05)
   Extraordinary item                                                                  $        ---     $       0.06
                                                                                       ------------------------------
   Net (loss) income per common share                                                  $      (0.01)    $       0.01
                                                                                       ==============================
Weighted average number of common shares outstanding - basic and diluted                  8,713,429        7,383,732
                                                                                       ==============================

        The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                           Additional
                                                                 Common Stock               Paid-in        Accumulated
                                                                 ------------
                                                              Shares       Amount           Capital          Deficit
                                                        ------------------------------------------------------------------

                                                        ------------------------------------------------------------------
Balance, January 1, 2000                                     5,356,690  $       536     $   15,370,848   $ (16,241,480)

    Shares of common stock issued upon
     conversion of subordinated debenture                    1,000,000          100            249,900              --
    Issuance of common stock, net of
     issuance costs                                          1,250,000          125            245,790              --
    Amortization of deferred compensation                           --           --                 --              --
    Common stock issued to an officer for
     compensation in lieu of cash                              200,000           20             19,980              --
    Stock options granted to nonemployee
     directors for services                                         --           --             53,101              --
    Stock issued to debenture holder                           250,000           25             35,131              --
    Exercise of stock options                                  200,000           20             18,740              --
    Detachable warrants issued in
     connection with debt.                                          --           --             22,500              --
    Unrealized appreciation in the value of
     restricted investment                                          --           --                 --              --
    Stock options granted to employees                              --           --             36,562              --
    Net income                                                      --           --                 --          24,434
                                                        ------------------------------------------------------------------
Balance, December 31, 2000                                   8,256,690          826         16,052,552     (16,217,046)

    Stock issued in connection with the
     purchase of convertible subordinated
     debentures                                                700,000           70             76,510              --
    Exercise of stock options                                  142,986           14             16,762              --
    Common stock issued to an employee
     in lieu of compensation                                    76,188            7             11,024              --
    Shares reserved under Repurchase
     Agreement (Note7)                                              --           --            (88,000)             --
    Repurchase of common stock under
      Repurchase Agreement (Note 7)                           (383,336          (38)           (91,962)             --
    Redemption of investments
    Value of beneficial conversion feature
     related to convertible subordinated debt                       --           --             77,000              --
    Net (loss)                                                      --           --                 --        (123,420)
     Other comprehesive income
     Unrealized loss on marketable
     investments
     Comprehesive Loss
                                                        ------------------------------------------------------------------
Balance, December 31, 2001                                   8,792,528  $       879     $   16,053,886   $ (16,340,466)
                                                        ==================================================================

                                                            Accumulated
                                                               Other
                                                           Comprehensive       Deferred
                                                              Income         Compensation    Total
                                                        ---------------------------------------------

                                                        ------------------------------------
Balance, January 1, 2000                                $           --     $  (38,781)    $ (908,877)
    Shares of common stock issued upon
     conversion of subordinated debenture                           --             --        250,000
    Issuance of common stock, net of
     issuance costs                                                 --             --        245,915
    Amortization of deferred compensation                           --         38,781         38,781
    Common stock issued to an officer for
     compensation in lieu of cash                                   --             --         20,000
    Stock options granted to nonemployee
     directors for services                                         --             --         53,101
    Stock issued to debenture holder                                --             --         35,156
    Exercise of stock options                                       --             --         18,760
    Detachable warrants issued in
     connection with debt.                                          --             --         22,500
    Unrealized appreciation in the value of
     restricted investment                                      69,269             --         69,269
    Stock options granted to employees                              --             --         36,562
    Net income                                                      --             --         24,434
                                                        ---------------------------------------------
Balance, December 31, 2000                                      69,269             --        (94,399)

    Stock issued in connection with the
     purchase of convertible subordinated
     debentures                                                     --             --         76,580
    Exercise of stock options                                       --             --         16,776
    Common stock issued to an employee
     in lieu of compensation                                        --             --         11,031
    Shares reserved under Repurchase
     Agreement (Note7)                                              --             --        (88,000)
    Repurchase of common stock under
      Repurchase Agreement (Note 7)                                 --             --        (92,000)
    Redemption of investments                                  (32,956)                      (32,956)
    Value of beneficial conversion feature
     related to convertible subordinated debt                       --             --         77,000
    Net (loss)                                                      --             --       (123,420)
     Other comprehesive income
     Unrealized loss on marketable
     investments                                               (17,174)                      (17,174)
                                                                                            ---------
     Comprehesive Loss                                                                      (140,594)
                                                        ---------------------------------------------
Balance, December 31, 2001                              $       19,139     $        0     $ (266,562)
                                                        =============================================

  The accompanying notes are an integral part of these consolidated financial statements.

            STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31,
                                                                                      2001             2000
                                                                                 ----------------------------
 Cash flows from operating activities
     Net (loss) income                                                           $   (123,420)    $    24,434
     Adjustments to reconcile net (loss) income to net cash used in operating activities
        Depreciation and amortization                                                  30,349          46,023
        Amortization of deferred financing costs                                       31,284          12,250
        Amortization of beneficial conversion
            feature on convertible subordinated debentures                             14,155              --
        Stock options issued as a payment for services                                     --           3,000
        Stock options granted to employees                                                 --          36,562
        Common stock issued for compensation in lieu of cash                           11,031          20,000
        Non cash expense for services                                                 (15,224)             --
        Increase (reduction) of allowance for doubtful accounts                            --         (10,000)
        Gain on debt extingishment                                                         --        (418,255)
        Amortization of deferred compensation                                              --          38,781
        Other                                                                         (61,119)             --
        Increase (decrease) in cash from changes in assets and liabilities:
            Accounts receivable                                                      (213,548)        139,409
            Prepaid expenses and other current assets                                  94,007          (1,845)
            Other assets                                                                5,273              85
            Accounts payable and accrued liabilities                                   36,053          32,911
            Other liabilities                                                              --        (101,987)
            Deferred revenue                                                          (72,832)         78,725
                                                                                 ----------------------------
     Net cash used in operating activities                                           (263,991)        (99,907)
                                                                                 ----------------------------
 Cash flows from investing activities
     Proceeds from the sale of investments                                             14,258              --
     Capital expenditures                                                             (11,488)        (36,337)
                                                                                 ----------------------------
     Net cash provided by (used in) investing activities                                2,770         (36,337)
                                                                                 ----------------------------

 Cash flows from financing activities
     Proceeds from issuance of convertible subordinated debenture                     350,000         250,000
     Proceeds from the sale of common stock, net                                           --         245,915
     Proceeds from exercise of stock options and warrants                                  --          18,760
     Payments to repurchase common stock                                              (92,000)             --
     Payments on financing debt and promissory note                                        --         (90,001)
     Payments on financing costs                                                      (14,886)             --
     Payments on short-term debt                                                      (96,000)             --
     Redemption of convertible debt                                                        --        (215,000)
                                                                                 ----------------------------
     Net cash provided by financing activities                                        147,114         209,674
                                                                                 ----------------------------

 Net (decrease) increase in cash and cash equivalents                                (114,107)         73,430

 Cash and cash equivalents, beginning of year                                         219,537         146,107
                                                                                 ----------------------------
 Cash and cash equivalents, end of year                                          $    105,430     $   219,537
                                                                                 ============================

 Supplemental disclosures of cash paid:
     Interest                                                                    $      7,670     $     3,572
     Income taxes                                                                          --              --

 Supplemental schedule of noncash investing and financing activities:
     Options issued as payment for accrued penalties                             $     12,000     $        --
     Options issued as payment for professional fees                                       --          53,101
     Options exercised for the payment of directors' fees                              16,776              --
     Stock issued as payment for professional services                                     --          50,000
     Detachable warrants issued in connection with debt                                    --          22,500
     Stock issued upon conversion of convertible debentures                                --          35,156
     Stock issued in connection with the sale of convertible
        subordinated debenture                                                         76,580         250,000
     Beneficial conversion feature related to convertible debentures                   77,000              --

  The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


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

Revenue Recognition. Revenue on fixed-priced contracts are generally recorded using the percentage of completion method based on a relationship of costs incurred to the estimated total costs of the project. Revenues on cost reimbursable and time and material contracts are recorded as labor and other expenses are incurred. Revenues from software development, consulting and training services are recognized as services are performed. Revenues from custom multimedia software products are recognized using the percentage of completion method due to the significant customization involved in their development. Revenues from the sale of third party hardware and software products recognized when products are shipped. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services and is adjusted on a quarterly basis to reflect the status of projects.

When adjustments in contract value of estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Any anticipated contract losses are recognized in the period that they become evident.

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

Net Loss Per Common Share. The Company reports basic and diluted earnings per share. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, were 903,917 and 1,069,244 of common stock equilivants for 2001 and 2000, respectively.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

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

For the year ended December 31, 2001 and 2000, one customer, an automotive manufacturer, accounted for 80% and 78%, respectively, of the Company's revenue. At December 31, 2001, two customers accounted for 99% of accounts receivable, and at December 31, 2000, two customers accounted for 78% of accounts receivable.

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

Going Concern. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the company as a going concern. The Company has experienced net losses and negative cash flows from operations during 2001 and 2000. As shown in the financial statements, the Company has accumulated deficit of $16,340,466 at December 31, 2001. While the Company expects to be awarded several large scale contracts in the near future, and that operating results will improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital. The Company believes that without new contracts or additional investment capital it will not have sufficient cash to fund its current level of activities in the future, and may not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to obtain new contracts or to raise additional financing. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

2.   INVESTMENT

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

The Company has recorded the shares of High Speed Access it holds at their fair value, which is based on the quoted market price at December 31, 2001 as an investment and accumulated other comprehensive income. Any future adjustments to fair value of the investment, which has been classified as available-for-sale, will be recorded as an increase or decrease in accumulated other comprehensive income, a stockholders' equity account.

The Company's investment in High Speed Access was contractually restricted until August 2001. During 2001, the Company disposed of 31,017 shares of High Speed Access common stock.

3.   ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2001 and 2000 consists of the following:

                                                              2001             2000
                                                              ----             ----
           Accounts receivable, billed                    $   146,435      $   32,062
           Accounts receivable, unbilled                      153,358          54,182
                                                          -----------      ----------
                                                              299,793          86,244

           Less allowance for doubtful accounts               (25,000)        (25,000)
                                                          -----------      ----------

           Accounts receivable, net                       $   274,793      $   61,244
                                                          ===========      ==========


4.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 and 2000 consists of the following:

                                                              2001            2000
                                                              ----            ----
           Computer equipment and software                $    96,704      $  252,875
           Office equipment                                    63,822          62,470
           Furniture and fixtures                             137,594         137,594
                                                          -----------      ----------
                                                              298,120         452,939
                                                          -----------
           Less accumulated depreciation                     (274,688)       (411,646)
                                                          -----------      ----------
           Property and equipment, net                    $    22,432      $   41,293
                                                          ===========      ==========

During the year ended December 31, 2001, the Company discarded fully depreciated computer equipment with an original cost of $166,307.

For the years ended December 31, 2001 and 2000, depreciation expense of $30,349 and $46,024 was charged to operations.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2001 and 2000 consist of the following:

                                                            2001              2000
                                                            ----              ----
           Accounts payable                              $   4,469         $  82,078
           Accrued interest expense                         71,910            21,243
           Payroll and related expenses                     14,805            54,064
           Other                                           105,870            82,476
                                                         ---------         ---------
                                                         $ 197,054         $ 239,861
                                                         =========         =========


6.   LINE OF CREDIT AND SUBORDINATED CONVERTIBLE DEBENTURES

Line of Credit
--------------

At December 31, 2001 the Company had a line of credit with a bank for up to $100,000, expiring in November 2002. The Company had no borrowings due on its line of credit at either December 31, 2001 or 2000. The line of credit is secured by the assets of the Company, and bears interest at the prime rate (5% at December 31, 2001) plus 2%.

Convertible Subordinated Debentures
-----------------------------------

Convertible subordinated debentures consisted of the following at December 31, 2001 and 2000:

                                                                 2001            2000
                                                             ------------    ------------
           Convertible subordinated debt (1)                 $  350,000      $        -
           Convertible subordinated debt (2)                    250,000         250,000
                                                             ------------    ------------

           Subtotal                                             600,000         250,000
           Less: unamortized debt discount                     (180,435)        (45,408)
                                                             ------------    ------------

                                                                519,565         204,592
           Less: current portion                                (88,000)              -
                                                             ------------    ------------

           Long-term portion of notes payable                $  431,565      $  204,592
                                                             ============    ============

(1) On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $0.10 per share (the closing market price on March 27, 2001).

         These debentures bear interest at 10%, with principal and accrued interest due in March and April 2005, are convertible, by the holder at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $0.10. The Company calculated the value of the 700,000 shares of common stock issued as part of these units as $77,000 based on the closing market price on March 27, 2001 (the "Commitment Date"). The Company recorded the market value of the 700,000 shares of common stock issued as part of these units as a discount to the convertible debentures and as common stock and additional paid in capital. The Company also calculated the value of the

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


     beneficial conversion feature associated with these debentures in accordance with EITF 98-5: Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, of approximately $77,000 at the Commitment Date. The total discount of $154,000 is being amortized over the holding period of the debentures.

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

(2) On February 24, 2000 ("Issuance Date"), the Company issued a convertible subordinated debenture for $250,000. This debenture bears interest at 10%, matures February 24, 2004 and is convertible into common stock, beginning the earlier of 180 days after the Issuance Date or the effective date of the Registration Statement filed pursuant to a Registration Rights Agreement, at a conversion price of $0.28 (the "Conversion Price").

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

     The Company granted the holder of this debenture a security interest in the shares of High Speed Access it holds.

     In connection with the issuance of this debenture, the Company issued a stock purchase warrant for the purchase of up to 250,000 shares of the Company's common stock at $0.75 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant has been assigned a value of $22,500, which represents a debenture discount and will be amortized to interest expense over the life of the debenture. This fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return of 5.7%; expected warrant lives of four years; volatility of 125%; and a dividend yield of 0%.

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

     The Company adopted Emerging Issues Task Force ("EITF") Issue 00-27, "Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments" during the fourth quarter of 2000. EITF 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the original issue discount on the convertible debt securities issued by the Company in the private placement of the convertible subordinated debentures completed in February 2000 was increased by $57,789. In accordance with the consensus, this additional original discount was expensed in the current period and recognized as the cumulative effect of a change in accounting principle.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


Extinguishment of Debt
----------------------

On March 1, 2000, the Company entered into a Settlement Agreement with Releases under which the Company paid the holder of subordinated convertible debentures it entered into in January 1998 - $200,000 cash, issued a $100,000 non-interest bearing promissory note secured by certain assets of the Company, payable in installments of $10,000 per month beginning in March 2000, issued 1,000,000 shares of the Company's common stock, and transferred to the holder certain other assets owned by the Company which had a negligible book value. The Company also incurred legal fees totaling $15,000 related to this transaction. The Company recognized a gain on the cancellation and extinguishments of this debt and the related accrued interest and penalties as an extraordinary item in the operating statement of $408,255 in 2000.

7.       STOCKHOLDERS' EQUITY

2001 Transactions
-----------------

On March 27, 2001, as described in Note 6, the Company issued 700,000 shares if its common stock in connection with Subscription Agreements it executed with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. The Company determined the value of the 700,000 shares of common stock issued based on the closing market price on March 27, 2001.

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 750,000 shares ("Repurchased Shares") of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares, 250,000 shares were paid for in cash for $60,000 and the remaining 500,000 shares were paid for in the form of a promissory note in the principal amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 33,334 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company has incurred in connection with not registering these shares for resale. The Company has recorded the unpaid portion, $88,000, of the promissory note as a reduction of paid in capital. The Company has recorded as other income of $48,172 the accrued penalties waived at December 31, 2001.

During 2001, the Company issued to an employee 76,188 shares of its common stock in lieu of compensation. The Company determined the value of these shares of common stock issued based on the closing market price on each date of issuance.

2000 Transactions
-----------------

As described in Note 6, the Company issued 1,000,000 shares of its common stock in connection with the extinguishment of subordinated convertible debentures issued in 1998.

During the year ended December 31, 2000, the Company sold 1,250,000 shares of common stock in a private placement of $250,000. In connection with this investment, the Company entered into a registration rights agreement with this investor that required the Company to file a registration statement with the SEC to register the shares of common stock by May 5, 2000 The Company did not meet this filing deadline and as such incurred approximately $38,000 in penalties as of December 31, 2000 as described above. The Company has entered into a stock repurchase agreement with this individual for the repurchase of 750,000 previously issued shares and the waiver of accrued penalties.

As described in Note 6 above, the Company issued 250,000 shares of common stock to an individual in connection with a convertible subordinated debenture.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

During 2000, the Company issued 200,000 shares of its common stock to its President in lieu of compensation. The Company determined the value of these shares of common stock issued based on the closing market price on the date of issuance.

8.   STOCK OPTION PLANS

Option Repricing
----------------

On January 26, 2001, the Board of Directors unanimously approved a change in the number of options granted to employees after 90 days of service. Previous options to purchase 2,000 shares were replaced with new options for the purchase of 20,000 shares. A total of 180,000 new options were granted. These new options are exercisable at $0.10 per share, which represented the average price from January 1, 2001 to January 26, 2001, and continue to vest and expire over the four year vesting period of the previously granted options. The new options will be accounted for as variable stock options from January 26, 2001 until the options are exercised, forfeited or expire unexercised.

2001 Stock Incentive Plan
-------------------------

On June 14, 2001 the Company's Board of Directors, subject to shareholder approval, adopted the 2001 Stock Incentive Plan, reserving 761,081 shares of common stock for issuance under this plan. On August 21, 2001 the Company received a majority vote from the shareholders for approval of this plan.

In connection with the adoption of this plan, the Board of Directors, in June 2001 also approved the re-allocation of 761,081 shares of common stock that had been previously reserved for grants under the Company's existing stock option plans (as shown below), be reserved for grants under the Company's 2001 Stock Incentive Plan. As such future grants of stock options will only be made under the Company's 2001 Stock Incentive Plan.

The 2001 Stock Incentive Plan is administered by a Committee appointed by the Board of Directors. The Committee may grant options under the above Stock Incentive Plan, depending on the type of option, at exercise prices, equal to, less than or more than the fair market value of the stock on the date of the grant. The Plan permits the grant of both incentive and non-qualified stock options. In addition, the Plan allows for the granting of stock appreciation rights, awards subject to restrictions, dividend equivalent rights, performance units and phantom shares. The terms and vesting schedules of the options are to be determined by the Committee at the time of grant.

For incentive stock options granted under Plan, the option price per share may not be less than the fair market value of the stock on the date of the grant, the terms of the options are ten years from the date of grant, and options vest over various periods as established by the Committee. If immediately before the grant of incentive stock options, an employee owns more than 10% of the total combined voting stock of the Company, the exercise price shall be at least 110% of the fair market value of the stock on the date of the grant and the incentive option shall expire five years from the date of grant.

Each director of the Company who is not an employee of the Company will receive a grant of a nonqualified option upon his initial election or appointment as a director. The option will be for a number of shares of common stock equal to the lesser of (a) 100,000 or (b) $20,000 divided by the exercise price per share. The exercise price per share of these options will either be the closing price per share on the grant date or the average closing price per share during the 30-day period immediately preceeding the trading date, as determined by the Committee or the Board of Directors at their discretion.

A summary of option activity for the year ended December 31, 2001 under the above Stock Incentive Plan is as follows:

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

                                                              Number        Weighted Average
                                                            of Options       Option Prices
                                                         ------------------------------------
    Balance, August 21, 2001 (Plan inception)                       -                -
        Incentive options granted                              60,000            $0.11
         Non-qualified options granted                         50,000            $0.11
         Exercised                                                  -                -
         Expired                                              (32,000)           $0.11
                                                         ------------------

    Balance, December 31, 2001                                 78,000            $0.11
                                                         ==================

Incentive Stock Option Plans
----------------------------

Since 1992, the shareholders have approved several incentive stock option plans authorizing the issuance of options for employees. The Company has granted options under these incentive stock option plans which are detailed below.

                                                                  Date Plan      Shares
                                                                  Approved       Reserved
                                                                                 for Grant
                                                                  ---------------------------
      Incentive Stock Option Plan                                 1992             39,222
      Incentive Stock Option Plan No. 2                           1994             28,571
      Incentive Stock Option Plan No. 3                           1997             80,000
      Incentive Stock Option Plan No. 4                           1998             85,000
      Incentive Stock Option Plan No. 5                           1999            150,000
                                                                               --------------

      Total shares reserved for granting                                          382,793
      Options previously granted                                                 (318,535)
                                                                               --------------
      Reserved  shares  transferred to the 2001 Stock  Incentive
      Plan                                                                         64,259
                                                                               ==============

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

A summary of option activity for the years ended December 31, 2001 and 2000 for the Company's stock option plans are as follows:

                                                                               Weighted
                                                              Number            Average
                                                            of Options       Option Prices
                                                         ------------------------------------
    Balance, January 1, 1999                                    83,071           $0.30
         Granted                                                35,000            0.34
         Exercised                                                   -               -
         Expired                                               (22,000)           0.11
                                                         ------------------

    Balance, December 31, 2000                                  96,071            0.36
         Granted                                               274,000            0.10
         Exercised                                                   -               -
         Expired                                              (140,368)           0.18
                                                         ------------------

    Balance, December 31, 2001                                 229,703            0.25
                                                         ==================

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

Nonqualified Stock Option Plans
-------------------------------

Since 1992, the shareholders have approved several Nonqualified Stock Option Plans authorizing the issuance of options to employees and consultants.

The Company has granted options under these non-qualified stock option plans which are detailed below.

                                                                                       Shares
                                                                    Date Plan         Reserved
                                                                    Approved          for Grant
                                                                  -----------------------------------
      Nonqualified Stock Option Plan                                  1992               8,571
      Nonqualified Stock Option Plan No. 2                            1994              71,428
      Nonqualified Stock Option Plan No. 3                            1995              13,571
      Nonqualified Stock Option Plan No. 4, 5 and 6                   1996             282,500
      Nonqualified Stock Option Plan No. 7                            1997             100,000
      Nonqualified Stock Option Plan No. 8 and 9                      1998              50,000
      Nonqualified Stock Option Plan No. 10 and 11                    1999           1,160,000
      Nonqualified Stock Option Plan No. 12                           2000           1,600,000
                                                                                 --------------------

      Total shares reserved for granting                                             3,286,070
      Options previously issued                                                     (2,589,248)
                                                                                 --------------------

      Reserved shares transferred to the 2001 Stock Incentive
      Plan                                                                             696,822
                                                                                 ====================

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

A summary of option activity for the years ended December 31, 2001 and 2000 under the above Nonqualified Stock Option Plans are as follows:

                                                                                     Weighted
                                                                  Number              Average
                                                                of Options         Option Prices
                                                             ---------------------------------------
    Balance, January 1, 1999                                       1,495,774         $  0.17
         Granted                                                     407,675            0.16
         Exercised                                                  (200,000)           0.09
         Expired                                                           -               -
                                                             ------------------

    Balance, December 31, 2000                                     1,703,449            0.16
        Granted                                                      530,000            0.10
         Exercised                                                  (142,986)           0.12
         Expired                                                     (38,128)           0.35
                                                             ------------------

    Balance, December 31, 2001                                     2,052,335            0.17
                                                             ==================

Additional SFAS 123 Disclosures
-------------------------------

The following table summarizes additional information about the stock options outstanding under the Company's stock option plans at December 31, 2001:


                                      Options Outstanding                         Options Exercisable
                    ----------------------------------------------------- -----------------------------------
                                         Weighted-
                                          Average            Weighted                           Weighted
    Actual Range        Options          Remaining            Average           Options          Average
   of Exercise       Outstanding at     Contractual          Exercise         Exercisable        Exercise
      Prices            12/31/01        Life (years)          Price           at 12/31/01         Price
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

  $0.08 - $0.15          1,978,964          8.3            $ 0.11            1,616,164           $ 0.13
  $0.18 - $0.35             53,000          8.1              0.25               33,000             0.29
  $0.38 - $0.41            328,074          5.6              0.38              328,074             0.38
                    -----------------                                     -----------------
                         2,360,038                                           1,977,238
                    =================                                     =================


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

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2001 and 2000.

                                                       2001         2000
                                                     ---------   ---------
    Average risk-free rate of return                   6.0%        6.5%
    Life of options  in years                          5.0         5.0
    Average stock price volatility                     116%        125%
    Dividend yield                                       0%          0%

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income
(loss) and pro forma net income (loss) per share for the years ended December 31, 2001 and 2000 using the Black-Scholes option pricing model would have been as follows:

                                                           2001        2000
    Net income (loss)
         As reported                                   $ (123,420)    $  24,434
         Pro forma                                       (439,900)     (265,360)

    Net income (loss) per share  - basic and diluted
         As reported                                   $    (0.01)    $    0.01
         Pro forma                                          (0.05)        (0.03)

The weighted-average fair values of the stock options granted (both incentive and nonqualified) in 2001 and 2000 was $0.12 and $0.09, respectively.

9.       INCOME TAXES

No provision for U.S. federal or state income taxes have been recorded in any period, as the Company has incurred operating lossed in 2001 and 2000. Deferred income taxes reflect the net effect of temporary differences between carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant componets of the Company's deferred tax assets for federal and state income taxes as of December 31, 2001 and 2000 are as follows:

                                                    2001              2000
                                                    ----              ----
         Net operating loss carryforwards      $  5,842,000     $   5,807,000
         Other                                       26,000            17,000
                                               ------------     -------------
                                                  5,868,000         5,824,000
         Valuation allowance                   $ (5,868,000)    $  (5,824,000)
                                               ------------     -------------
                                               $        --                --
                                               ============     =============

Realization of deferred tax assets at the balance sheet date are dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 2001 and 2000.

The Company has available, for U.S. income tax purposes, net operating loss carryforwards of approximately $15,192,000 at December 31, 2001, which can be used to offset future taxable income through 2021. The Company's utilization of its net operating loss carryforward may be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50% within a three year period.

The primary difference in the Company's federal statutory income tax rate and the Company's effective rate is primarily attributed to the impact of state income taxes and the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that is more likely than not to be realized.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense is as follows:

                                                      Year Ended December 31,
                                                      2001             2000
                                                  ------------      -----------
         Statutory federal income tax rate              34%                34%
         State income taxes                              5%               (88%)
         True-up of deferred taxes                      --               (702%)
         Change in valuation allowance                 (35%)              733%
         Other                                          (4%)               23%
                                                  ------------      -----------
                                                         0%                 0%
                                                  ============      ===========

10.      LEASES

The Company leases office space under noncancelable operating leases, which expire at various dates through 2005. The future annual minimum rental payments, under these leases at December 31, 2001 are as follows:

                  2002                     $ 67,000
                  2003                       71,000
                  2004                       74,000
                  2005                        6,000

Rental expense for the years ended December 31, 2001 and 2000, was approximately $80,000 and $65,000, respectively.

11.      RETIREMENT AND OTHER BENEFIT PLANS

Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $10,500. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. No contributions for the years ended December 31, 2001 and 2000 were made.

12.      RELATED PARTY TRANSACTIONS

During 2001, non-employee directors exercised options to purchase 142,986 shares of the Company's common stock with a fair value of $16,778. The proceeds were used to satisfy accrued liabilities.

In addition, the Company granted to a non-employee director options with the fair value of $12,000 as payment for penalties owed this director in connection with non registered subordinated debentures which had been previously accrued.

The Company also entered into an agreement during the year ended December 31, 2000 under which it provided services to Varsity Heavy Duty, a company which is held in the majority by a shareholder. The Company provided Varsity Heavy Duty these services at a discount from its standard rates in exchange for a 10% interest. The discount approximated $6,000 and $48,000 on sales totaling $28,655 and $332,244 during the years ended December 31, 2001 and 2000, respectively. The Company is accounting for this investment using the cost method and has assigned no value to it.

13.    COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related tax, at December 31, 2001 and December 31, 2000 are as follows:

                                                             December 31,
                                                       2001            2000
                                                      ----             ----

Redemption of investments                          $  (32,956)     $      ---
Unrealized (loss) gain on marketable securities       (13,817)         69,269
                                                   ----------      ----------
                                                   $  (50,130)     $   69,269
                                                   ==========      ==========

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant; Compliance With
Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                                    Age       Position
----                                    ---       --------
John J. Cadigan                         71        Chairman of the Board

Ernest A. Wagner                        41        President, Treasurer, Chief Operating Officer, and Director

Kevin E. Idso                           38        Vice President, Director

Barbara A. Seubott                      53        Secretary

Thomas Stone                            40        Director

Timothy W. Byrne                        43        Director

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

Thomas Stone was named Director of the Company in May 2001. Mr. Stone has been the President of Varsity Heavy Duty from 1999 to present. Prior to that, from 1991 to 1998, Mr. Stone was employed by Stone Heavy Duty in various positions, including Vice President, General Manager and Secretary. Mr. Stone also served as director of Stone Heavy Duty.

Timothy W. Byrne was named Director of the Company in May 2001. Mr. Byrne has been President and Chief Executive Officer of U.S. Lime and Minerals, Inc. from 2000 to present. From 1998 to 2000, Mr. Byrne was employed as President of Rainmaker Interactive. Prior to that, from 1990 to 1998, Mr. Byrne was employed by U.S. Lime and Minerals, Inc. in various positions, including President, Chief Executive Officer, Chief Financial Officer and Senior Vice-President.

No family relationship exists between any director or executive officer and any other director or executive officer.

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

There are presently five directors serving on the Board. Ernest Wagner and Timothy Byrne are designated as a Class I directors and their terms expire in 2002. Thomas Stone is designated as a Class II director and his term expires in 2003. John J. Cadigan and Kevin Idso are designated as a Class III directors and their terms expires in 2004.

The Company has three standing committees, the Executive Committee, Compensation Committee and the Audit Committee. John J. Cadigan is chairman of the Executive Committee and Thomas Stone is chairman of the Compensation Committee. Members serve until the next annual election and until their successors are duly elected and shall qualify until their earlier death resignation or removal. The Executive Committee was established to assist in the administration of the Corporation's activities. The Compensation Committee has the power and authority to designate, recommend and/or review compensation of the Company's executive officers and other employees, including salaries, bonuses, fringe benefits and the grant of stock options. The Audit Committee has the power and authority to recommend the engagement of independent accountants, review external and internal auditing procedures and policies, review compensation paid to auditors and make recommendations and/or implement changes with respect to the foregoing. Both of the positions on the Audit Committee are currently vacant.

Officers are elected by the Board of Directors at the annual meeting of directors following the annual shareholders meeting and serve until their successors are duly elected, subject to earlier removal by the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of the common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Directors, executive officers and beneficial owners of more than 10% of the common stock are required by the Securities and Exchange Commission rules to furnish us with copies of all such reports. To our knowledge, based solely upon a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our directors and executive officers have been complied with during the most recent completed fiscal year.

Item 10.  Executive Compensation

Executive Compensation

The following table shows the compensation paid or accrued by the Company for the years ended December 31, 2001 and 2000 to or for the account of the President and Chief Operating Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more.

                                                                                       Long-Term
                                             Annual Compensation                      Compensation
                                                                    Other
                                                                    Annual
      Name and                                                     Compens-                       All other
 Principal Position             Year     Salary         Bonus       ation      Options/ SARs     Compensation
--------------------------------------------------------------------------------------------------------------
 Ernest A. Wagner,
 President,                     2001    $123,668         $0           $0             0                $0
 Treasurer, Chief
 Operating Officer &
 Director                       2000     129,355/(1)/    $0           $0             0                $0

                /(1)/ Includes $20,000, earned in 2000, of compensation that was satisfied by the issuance of 200,000 shares of our common stock to Mr. Wagner.

          Option Grants in 2001

          No options or SARs were granted to the above named executive officer of the Company during the year ended December 31, 2001.

          Option Exercises and Fiscal Year End Values

          The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 2001 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                 Shares                       Number of Securities             Value of Unexercised In-
                                Acquired                     Underlying Unexercised           The-Money Options/SARs at
                                   on          Value         Options/SARs at FY-End                 FY-End/(1)/
                                                                                ---                    ---
               Name             Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
               ----             --------     --------     -----------     -------------     -----------     -------------
            John Cadigan         15,992         ---         910,677               0          $       0       $         0
            Ernest Wagner           ---         ---         151,428          80,000          $       0       $         0

          /(1)/ Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2001 was $0.08, based on the closing sales price on the NASD OTC Bulletin Board on December 31, 2001.

          Employment Agreements

          The Company and its Chief Operating Officer and President entered into a three-year employment agreement on August 24, 2001, ending on August 31, 2004. The agreement is automatically renewable for an additional three-year period, unless terminated by mutual consent of the parties. Annual compensation in the amount of $125,000 is payable in bi-weekly intervals plus a performance bonus, subject to change each year. No bonus will be paid for the year 2001.

          Directors' Compensation

          A director who is an employee of the Company receives no additional compensation for services as director or for attendance at or participation in meetings. A director who is not an employee of the Company is paid a retainer of $1,000 a quarter. New directors are given $20,000 worth of stock options, to be converted at the closing price the day they came on the Board, with a 100,000 option cap, vesting over a four year period. If a director leaves the Board for any reason, that director will have 90 days to elect to exercise these options. Two non-employee directors were granted 100,000 options each in May 2001.

The Company has certain nonqualified stock option plans (the "NQSOPs") that may be used to grant options to directors. While such NQSOPs do not provide for an automatic annual grant to the directors, our directors are typically granted options annually pursuant to these plans. The Company anticipates future grants to the directors. Under the NQSOPs during the year ended December 31, 2001, 300,000 options were granted to directors.

The Company has no other arrangements regarding compensation for services as a director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 2002 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and
(iii) all directors and executive officers as a group.

                                                         Amount and Nature of
             Name of Beneficial Owner                  Beneficial Ownership/(1)/        Percent of Class/(2)/
             ------------------------                  -------------------------        ---------------------
         Michael Damas                                        799,996                          9.17%
           1A Chester Plaza
           Chester, Maryland 21619
         Thomas Stone                                       4,487,069/(3)/                    36.00%
           181-2 Ascot Lane
           Yonahlossee Resort
           Boone, North Carolina 28607
         John J. Cadigan                                    1,526,954/(4)/                    15.06%
           1598 Whitehall Road, Ste. E
           Annapolis, MD 21401
         Ernest A. Wagner                                     951,428/(5)/                    10.15%
           1598 Whitehall Road, Ste. E
           Annapolis, MD 21401
         Kevin E. Idso                                         80,000/(6)/                        *
           1598 Whitehall Road, Ste. E
           Annapolis, MD 21401
         Timothy W. Byrne                                      25,000/(7)/                        *
           13800 Montford Drive, Ste. 330
           Dallas, TX 75240
         All directors and executive officers as
         a group (6 persons)                                                                  62.55%

/(1)/ Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.
/(2)/ In accordance with the rules of the SEC, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants, other convertible securities and other rights that are (i) held by such person and (ii) exercisable or convertible within 60 days after February 28, 2001.
/(3)/ Includes (i) 3,362,069 shares issuable upon conversion of debentures owned by Mr. Stone and (ii) 250,000 shares issuable upon exercise of a warrant, and (iii) 125,000 shares issuable upon exercise of stock options.
/(4)/ Includes (i) 285 shares owned by Mr. Cadigan's wife, (ii) 500,000 shares issuable upon conversion of debentures, and (iii) 910,677 shares of Common Stock issuable upon exercise of options.
/(5)/   Includes (i)500,000 shares issuable upon conversion of debentures and
        (ii)151,428 shares of Common Stock issuable upon exercise of options.
/(6)/   Includes 71,000 shares issuable upon exercise of options.
/(7)/   Includes 25,000 shares issuable upon exercise of options.

Item 12.  Certain Relationships and Related Transactions

        Not applicable.


Item 13.  Exhibits and Reports on Form 8-K.

Exhibits
--------
        3         Certificate of Incorporation and Amendment thereto (1)
        3.1       By-Laws (1)
        3.2       Form of Amendments to Certificate of Incorporation and Bylaws
                  dated October 20, 1995 (5)
       10         Form of Indemnification Agreement executed in favor of each officer and director of the Company (1)
       10.1       Form of Indemnification Agreement Amendment executed in favor of certain officers and directors of the Company (6)
       10.2       Form of Indemnification Agreement executed in favor of each officer and director of the Company (6)
       10.3       Securities Purchase Agreement, for 6% Convertible Subordinated
                  Debentures (10)
       10.4       Form of Debenture (10)
       10.5       Registration Rights Agreement (10)
       10.6       Form of Common Stock Purchase Warrant (10)
       10.7       Employment Agreement with John J. Cadigan dated September 1,
                  1995 (5)
       10.8       Amendment to Employment Agreement with John J. Cadigan (11)
       10.9       Employment Agreement (7/15/96) - Peter S. Steele (9)
       10.10      Loan Renewal and Modification Agreement (9)
       10.11      Form of Debenture (18)
       10.12      Securities Purchase Agreement, for 10% Convertible Debenture
                  (19)
       10.13      Registration Rights Agreement (19)
       10.14      Stock Purchase Warrant (19)
       10.15      Securities Purchase Agreement, Sale of common stock (19)
       10.16      Registration Rights Agreement (19)
       10.17      Settlement Agreement (19)
       10.18      Promissory Note (19)
       10.19      Subscription Agreement to Purchase Common Stock (21)
       10.20      Registration Rights Agreement (21)
       10.21      Convertible Subordinated Debenture (21)
       10.22      Subscription Agreement to Purchase Common Stock (21)
       10.23      Registration Rights Agreement (21)
       10.24      Convertible Subordinated Debenture (21)
       10.25      Subscription Agreement to Purchase Common Stock (21)
       10.26      Registration Rights Agreement (21)
       10.27      Convertible Subordinated Debenture (21)
       10.28      Employment Agreement with Ernest A. Wagner (23)
       10.29      Stock Repurchase Agreement (23)
       10.30      Promissory Note (23)
       10.31      Agreement with Varsity Heavy Duty (23)
       * The confidential material marked by brackets contained herein has been omitted and has been separately filed with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
       10.32      Form of Agreement with Automotive Manufacturer (23)
       16.1       Change in its Independent Accountants (20)
       21         Subsidiaries of Registrant (2)
       99         Incentive Stock Option Plan No. 1 (4)
       99.1       Nonqualified Stock Option Plan No. 1(4)
       99.2       Incentive Stock Option Plan No. 2 (5)
       99.3       Phantom Stock Performance Stock Plan (3)

       99.4       Nonqualified Stock Option Plan No. 2 (5)
       99.5       Nonqualified Stock Option Plan No. 3 (5)
       99.6       Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (3)
       99.7       Nonqualified Stock Option Plan No. 4 (6)
       99.8       Nonqualified Stock Option Plan No. 5 (9)
       99.9       Nonqualified Stock Option Plan No. 6 (9)
       99.10      Nonqualified Stock Option Plan No. 7 (8)
       99.11      Incentive Stock Option Plan No. 3 (11)
       99.12      Incentive Stock Option Plan No. 4 (12)
       99.13      Nonqualified Stock Option Plan No. 8 (13)
       99.14      Nonqualified Stock Option Plan No. 9 (14)
       99.15      Incentive Stock Option Plan No. 5 (15)
       99.16      Nonqualified Stock Option Plan No. 10 (16)
       99.17      Nonqualified Stock Option Plan No. 11 (17)
       99.18      2001 Stock Incentive Plan (22)

       ____________________
       (1) Incorporated by reference to Form S-1 Registration Statement, File No. 33-68826
       (2) JMC Company, Inc. and Forsight, Inc., are wholly owned subsidiaries of the Company incorporated under the laws of the State of Maryland.
       (3)    Incorporated by reference to December 31, 1994 Form 10-K.
       (4) Incorporated by reference to Form S-8 Registration Statement, File No. 33-53536.
       (5)    Incorporated by reference to Original Form SB-2, File No.
              33-97776.
       (6)    Incorporated by reference to December 31, 1995 Form 10-K.
       (7)    Incorporated by reference to Form 8-K, dated July 19, 1996.
       (8) Incorporated by reference to Form S-8 Registration Statement, File No. 333-23777.
       (9)    Incorporated by reference to December 31, 1996 Form 10-KSB.
       (10)   Incorporated by reference to Form 8-K, dated October 31, 1997
       (11)   Incorporated by reference to December 31, 1997 Form 10-KSB.
       (12)   Incorporated by reference to December 31, 1998 Form 10-KSB.
       (13)   Incorporated by reference to December 31, 1998 Form 10-KSB.
       (14)   Incorporated by reference to December 31, 1998 Form 10-KSB.
       (15)   Incorporated by reference to December 31, 1999 Form 10-KSB.
       (16)   Incorporated by reference to December 31, 1999 Form 10-KSB.
       (17)   Incorporated by reference to December 31, 1999 Form 10-KSB.
       (18)   Incorporated by reference to March 31, 2000 Form 10-QSB.
       (19)   Incorporated by reference to June 30, 2000 Form 10-QSB
       (20)   Incorporated by reference to Form 8-K, dated May 15, 2000.
       (21)   Incorporated by reference to December 31, 2000 Form 10-KSB.
       (22) Incorporated by reference to Proxy Statement for 2001 Annual Meeting of Stockholders.
       (23)   Filed herein.


       (b)    Reports on Form 8-K
              -------------------

       No reports on Form 8-K was filed by the Company during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC SOLUTIONS GROUP, INC.



By:      /s/ Ernest A. Wagner                            Dated:    April 1, 2002
   ---------------------------------
         Ernest A. Wagner
         President, Chief Operating Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:

Signature                                       Title                           Date
---------                                       -----                           ----
/s/ John J. Cadigan                         Chairman of the Board               April 1, 2002
---------------------------
John J. Cadigan


/s/ Kevin E. Idso                           Vice-President, Director            April 1, 2002
---------------------------
Kevin E. Idso


/s/ Ernest A. Wagner                        President, Chief Operating          April 1, 2002
---------------------------
Ernest A. Wagner                            Officer, Director, Treasurer


/s/ Thomas Stone                                Director                        April 1, 2002
---------------------------
Thomas Stone


/s/ Timothy W. Byrne                            Director                        April 1, 2002
---------------------------
Timothy W. Byrne