Form 10QSB
period 2002-03-31
STRATEGIC SOLUTIONS GROUP INC
filed 2002-05-15
CIK 851943

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number: 1-12536
                         -------------------------------

                         STRATEGIC SOLUTIONS GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                         11-2964894
----------------------------------     --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification  No.)
incorporation or organization)

1598 Whitehall Road, Suite E
Annapolis, Maryland                                                    21401
----------------------------------                                     -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                          (410) 757-2728
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


     8,659,195 Common Shares, $.0001 par value were issued and outstanding at April 30, 2002.

                         STRATEGIC SOLUTIONS GROUP, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Part I - Financial Information (unaudited)

Consolidated Balance Sheets, March 31, 2002 and
    December 31, 2001.                                                      3

Consolidated Statements of Operations for the three
    months ended March 31, 2002 and 2001                                    4

Consolidated Statements of Cash Flows for the three
    months ended March 31, 2002 and 2001                                    5

Notes to Consolidated Financial Statements                                  6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     9


Part II - Other Information

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities and Use of Proceeds                         11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                             March 31,    December 31,
                                                                                2002         2001
                                                                           ------------  -------------
                                          ASSETS
                                          ------
Current assets:
    Cash and cash equivalents                                              $    116,639   $   105,430
    Accounts receivable, net of $25,000 allowance for doubtful accounts          96,861       274,793
    Prepaid expenses and other current assets                                    38,719        25,923
                                                                           -------------  ------------
      Total current assets                                                      252,219       406,146

Property and equipment, net                                                      18,416        22,432
Investments                                                                          --        19,139
Other assets                                                                      8,233         8,233
                                                                           -------------  ------------
                                                                           $    278,868   $   455,950
                                                                           =============  ============




                             LIABILITIES AND STOCKHOLDERS' DEFICIT
                             -------------------------------------
Current liabilities
    Accounts payable and accrued liabilities                               $    204,616   $   197,054
    Short-term debt                                                              84,358        88,000
    Deferred revenue                                                              3,233         5,893
                                                                           -------------  ------------
      Total current liabilities                                                 292,207       290,947
Convertible subordinated debentures -- related party                            445,726       431,565
                                                                           -------------  ------------
      Total liabilities                                                         737,933       722,512
                                                                           -------------  ------------
Commitments and contingencies                                                        --            --
Stockholders' deficit
    Common stock, $.0001 par value.  Authorized 25,000,000
      shares; issued and outstanding 8,692,528 and 8,792,528
      shares as of March 31, 2002 and December 31, 2001,
      respectively                                                                  869           879
    Additional paid-in capital                                               16,053,896    16,053,886
    Accumulated deficit                                                     (16,513,830)  (16,340,466)
    Accumulated other comprehensive income                                           --        19,139
                                                                           -------------  ------------
      Total stockholders' deficit                                              (459,065)     (266,562)
                                                                           -------------  ------------
                                                                           $    278,868       455,950
                                                                           =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                     ---------------------------
                                                         2002           2001
                                                     -------------  ------------
Revenues

    Service                                          $     91,359   $   295,393
    Royalty                                                 2,007         1,576
                                                     -------------  ------------
            Total revenue                                  93,366       296,969
                                                     -------------  ------------
Expenses
    Cost of service                                       108,156       223,439
    Selling, general and administrative                   170,462       256,739
                                                     -------------  ------------
            Total operating expenses                      278,618       480,178
                                                     -------------  ------------
Loss from operations                                     (185,252)     (183,209)
                                                     -------------  ------------

Other income                                               13,009            11
Interest expense and other, net                           (31,963)      (10,873)
Gain on investments                                        30,842             -
                                                     -------------  ------------
             Total other income (expense)                  11,888       (10,862)
                                                     -------------  ------------

Net Loss                                             $   (173,364)  $  (194,071)
                                                     =============  ============



Loss per common share - Basic and Diluted            $      (0.02)  $     (0.02)
                                                     =============  ============
Weighted average number of common shares
    outstanding - basic and diluted                     8,741,787     8,261,134
                                                     =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2002          2001
                                                     -------------  ------------
Cash flows from operating activities
  Net Loss                                           $   (173,364)  $  (194,071)
  Adjustments to reconcile net loss to net cash
       used in operating activities
    Depreciation and amortization                           4,016         7,119
    Amortization of deferred financing costs                9,361         3,635
    Amortization of beneficial conversion
       feature on convertible subordinated debentures       4,800             -
    Registration penalties waived                         (12,567)            -
    Gain on sale of investments                           (30,892)            -
    Increase (decrease) in cash from changes in
       assets and liabilities:
       Accounts receivable                                177,932       (66,005)
       Prepaid expenses and other current assets           13,381        10,635
       Other assets                                             -         5,266
       Accounts payable and accrued liabilities            14,310        60,659
       Deferred revenue                                    (2,660)      (78,725)
                                                     -------------  ------------
    Net cash provided by (used in) operating
       activities                                           4,367      (251,487)
                                                     -------------  ------------
Cash flows from investing activities
    Proceeds from the sale of investments                  30,842             -
                                                     -------------  ------------
    Net cash provided by investing activities              30,842             -
                                                     -------------  ------------
Cash flows from financing activities
    Proceeds from issuance of convertible
    subordinated debenture                                      -        50,000
    Proceeds from short-term debt, net                    (24,000)       78,667
                                                     -------------  ------------
    Net cash provided by (used in)
       financing activities                               (24,000)      128,667
                                                     -------------  ------------
Net increase (decrease) in cash and cash
       equivalents                                         11,209      (122,820)
Cash and cash equivalents, beginning of period            105,430       219,537
                                                     -------------  ------------
Cash and cash equivalents, end of period             $    116,639   $    96,717
                                                     =============  ============

Supplemental disclosures of cash paid:
    Interest                                         $     23,047   $       945
    Income taxes                                                -             -

Supplemental schedule of noncash investing and
       financing activities:
    Stock issued in connection with the sale of
       convertible debentures                        $          -   $    10,940
    Beneficial conversion feature related to
       convertible debenture                                    -        11,000

  The accompanying notes are an integral part of these consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  FINANCIAL STATEMENT PRESENTATION

Strategic Solutions Group, Inc. (the "Company") has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.


2.  INVESTMENTS

During the three months ended March 31, 2002, the Company disposed of the remaining 34,177 shares of High Speed Access stock it held for $30,842.

3.  LINE OF CREDIT

At March 31, 2002 the Company had a line of credit with a bank allowing for borrowings up to $100,000 for working capital. The Company had no borrowings due on its line of credit at March 31, 2002. The line is secured by the assets of the Company, and bears interest at the prime rate (4.75% at March 31, 2002) plus 2%.

4.  CONVERTIBLE SUBORDINATED DEBT - RELATED PARTY

Convertible subordinated debentures consisted of the following at March 31, 2002:

       Convertible subordinated debt (1)               $    350,000
       Convertible subordinated debt (2)                    250,000
                                                       --------------

       Subtotal                                             600,000
       Less: unamortized debt discount                     (154,274)
                                                       --------------

       Convertible subordinated debt, net              $    445,726
                                                       ==============

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

     These debentures bear interest at 10%, with principal and accrued interest due in March and April 2005, and are convertible, by the holder at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $0.10. The Company calculated the value of the 700,000 shares of common stock issued as part of these units as $77,000 based on the closing market price on March 27, 2001 (the "Commitment Date"). The Company recorded the market value of the 700,000 shares of common stock issued as part of these units as a discount to the convertible debentures and as common stock and additional paid in capital. The Company also calculated the value of the beneficial conversion feature associated with these debentures in accordance with EITF 98-5: Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, of approximately $77,000 at the Commitment Date. The total discount of $154,000 is being amortized over the holding period of the debentures.

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

     The Company adopted Emerging Issues Task Force ("EITF") Issue 00-27, "Application of EITF 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments" during the fourth quarter of 2000. EITF 00-27 requires that a convertible instrument's beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the original issue discount on the convertible debt securities issued by the Company in the private placement of the convertible subordinated debentures completed in February 2000 was increased by $57,789. In accordance with the consensus, this additional original discount was expensed in 2000 and recognized as the cumulative effect of a change in accounting principle.

5. STOCKHOLDERS' EQUITY

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 750,000 shares ("Repurchased Shares") of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares, 250,000 shares were paid for in cash for $60,000 and the remaining 500,000 shares were paid for in the form of a promissory note in the principal amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 33,333 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company has incurred in connection with not registering these shares for resale. The Company has recorded the unpaid portion, $64,000, of the promissory note as a reduction of paid in capital. The Company has recorded as other income $12,567 of the accrued penalties waived for the three months ended March 31, 2002. The balance of the accrued penalties at March 31, 2002 is $33,511.

6. EARNINGS (LOSS) PER SHARE

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

The diluted share base for the three months ended March 31, 2002 and March 31, 2001 excludes incremental shares of 602,735 and 589,643, respectively, related to stock options and shares issued on the conversion of convertible debt. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

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

Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total revenues for the three months ended March 31, 2002 were $93,366 as compared to $296,969 for the same period of 2001. The decrease in revenues of $203,603 reflects the general downturn in our economy during the previous two quarters. We have experienced a shift in our business cycle so that contracts traditionally procured and producing revenue during the first quarter are lagging behind. Although we experienced this decrease in revenue we have improved on our overall loss situation by approximately $20,000. We are optimistic that the Company's strategy to increase revenues prospectively from custom multimedia software development services which includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries will show recovery during the current quarter.

The Company has entered into agreements that allow certain customers to resell copies of the Company's software products in exchange for royalty payments. Royalties were $2,007 during the three months ended March 31, 2002, as compared to $1,576 for the same period of the prior year. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

The net loss and loss per share were $173,364 and $0.02 per share, respectively, for the three months ended March 31, 2002, as compared to $194,071 and $0.02, respectively, for the same period of the prior year. The decrease in net loss of approximately $21,000 is primarily due to efficiencies of operations and the recognition of previously accrued registration penalties waived and included in other income (see Note 5 to consolidated financial statements).

During the three months ended March 31, 2002, the cost of service fees was $108,156 as compared to $223,439, for the same period of the prior year, resulting in gross margins of approximately (18)% and 25%, respectively. This is primarily due to the reduction of existing contract backlog, and inability to generate new contracts. With aggressive cost cutting measures, the Company was able to keep the cost of service fees at a minimum, but still experienced negative gross margins. Management believes that new contracts will be generated in the second quarter of 2002, and if enough contracts are secured, gross margins should return to around 50%.

During the three months ended March 31, 2002, total operating expenses were $278,618 as compared to $480,178 in the same period of the prior year, a decrease of approximately $202,000. This decrease was primarily attributable to the significant restructuring of the production process and cut back on professional staff. There were no research and development expenses for the three months ended March 31, 2002 nor 2001.

During the three months ended March 31, 2002, selling, general and administrative expenses were $170,462 as compared to $256,739 in the same period of the prior year, a decrease of approximately $86,000, or 34%. The decrease is primarily the result of the adoption of significant cost cutting procedures.

During the three months ended March 31, 2002, other expense increased by approximately $21,000. The increase is the result of interest expense and amortization of discount and issue costs related to the Convertible Subordinated Debentures which was recorded during 2001.

Cash Flow, Liquidity and Capital Resources
------------------------------------------

For the three months ended March 31, 2002, the Company provided cash of $4,367 from operations. In addition to the net loss, the Company experienced a net increase in prepaid expenses and accounts payable and accrued liabilities and a decrease in accounts receivable and deferred revenue. The Company received net cash of $30,842 from investing activities. The Company used net cash of $24,000 from financing activities.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants dated January 25, 2002, a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses in the quarter ended March 31, 2002 and during the year ended December 31, 2001 and currently have a working capital deficit. At May 10, 2002, we have $86,700 available to us under our $100,000 line of credit.

In order for us to be successful, we need to increase both our sales and our customer mix. We are dependent primarily on one customer, who provides 58% and 87% of our revenue during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. Our relationship with this customer is good. Our anticipated cash flow from operations is largely dependent upon our ability to achieve our sales and gross profit objectives. Our contract backlog at March 31, 2002 was $227,712 which represents a $837 increase from our backlog at December 31, 2001. As previously discussed, our sales for the three months ended March 31, 2002 are lower than what we expected. We believe we are in the final stages of negotiations with our largest customer for a significant contract. Should we not be successful in closing this contract we may, without additional new sales or equity financing, be unable to continue as a going concern. We are not currently pursuing additional equity financing due to the state of the capital markets for companies in our market segment. Should we begin this process, we cannot provide any assurance that we will be able to secure the needed funds or that should we be able to obtain these funds, that they will be on terms acceptable to us.

Although we are hopeful that operating results will improve, there can be no assurances that positive results will occur. We may experience adverse results of operation in the future, and if we do, we may not be able to satisfy our current obligations in the normal course of business or obtain additional investment capital on terms acceptable to us, or at all.

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

The Company's Profit Strategy For 2002 focuses on maintaining and increasing profitability. Achievement of this goal will be accomplished by procuring additional contracts and meeting production deadlines.

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

Item 2.   Changes in Securities and Use of Funds:      None
          --------------------------------------

Item 3.   Defaults Upon Senior Securities:     None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders:     None
          ---------------------------------------------------

Item 5.   Other Information:     None
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a) Exhibits - None

          (b) No reports on Form 8-K were required to be filed for the three months ended March 31, 2002.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATEGIC SOLUTIONS GROUP, INC.
                                   -------------------------------
                                   (Registrant)

Dated: May 15, 2002                BY: /s/ Ernest Wagner
                                       -----------------
                                       Ernest Wagner
                                       President, Chief Operating Officer