Form 10QSB
period 2002-06-30
STRATEGIC SOLUTIONS GROUP INC
filed 2002-08-14
CIK 851943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-12536

STRATEGIC SOLUTIONS GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2964894 (I.R.S. Employer Identification No.)

1598 Whitehall Road, Suite E Annapolis, Maryland (Address of principal executive offices)	21401 (Zip Code)

Registrant’s telephone number, including area code:  (410) 757-2728

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

8,559,196 Common Shares, $.0001 par value were issued and outstanding at July 25, 2002.

STRATEGIC SOLUTIONS GROUP, INC.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$133,501	$105,430
Accounts receivable, net of $25,000 allowance for doubtful accounts	46,181	121,435
Costs and estimated earnings in excess of billings on uncompleted contracts	124,575	153,358
Prepaid expenses and other current assets	30,143	25,923

Total current assets	334,400	406,146
Property and equipment, net	15,620	22,432
Investments	—	19,139
Other assets	8,233	8,233

	$358,253	$455,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$187,919	$197,054
Short-term debt	167,043	88,000
Deferred revenue	1,113	5,893

Total current liabilities	356,075	290,947
Convertible subordinated debentures—related party	459,888	431,565

Total liabilities	815,963	722,512

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.0001 par value. Authorized 25,000,000 shares; issued and outstanding 8,592,529 and 8,792,528 shares as of June 30, 2002 and December 31, 2001, respectively	859	879
Additional paid-in capital	16,053,906	16,053,886
Accumulated deficit	(16,512,475)	(16,340,466)
Accumulated other comprehensive income	—	19,139

Total stockholders’ deficit	(457,710)	(266,562)

	$358,253	$455,950

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2002 and 2001
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Service	$101,835	$641,221	$193,194	$936,614
Royalty	788	968	2,795	2,544

Total revenue	102,623	642,189	195,989	939,158

Expenses
Cost of service	95,515	261,396	203,671	484,834
Research and development	—	—	—	—
Selling, general and administrative	175,555	242,645	346,017	499,367

Total operating expenses	271,070	504,041	549,688	984,201

Income (loss) from operations	(168,447)	138,148	(353,699)	(45,043)

Other income	12,897	13,911	25,708	13,922
Interest expense and other, net	(31,657)	(30,014)	(63,422)	(40,887)
Gain on sale of investments	—	—	30,842	—
Proceeds from settlement	188,562	—	188,562	—

Total operating expenses	169,802	(16,103)	181,690	(26,965)

Net income (loss)	$1,355	$122,045	($172,009)	($72,008)

Net income (loss) per common share—Basic	$—	$0.01	($0.02)	($0.01)

Weighted average number of common shares outstanding—basic	8,642,345	8,806,273	8,691,791	8,535,762

Net income (loss) per common share—diluted	$—	$0.01	($0.02)	($0.01)

Weighted average number of common shares outstanding—diluted	8,642,345	9,993,287	8,691,791	8,535,762

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	($172,009)	($72,008)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,032	14,944
Amortization of deferred financing costs	18,722	9,791
Amortization of beneficial conversion feature on convertible subordinated debentures	9,602	7,313
Registration penalties waived	(25,134)	13,911
Gain on sale of investments	(30,842)	—
Gain on disposal of assets	(200)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	104,037	(360,977)
Prepaid expenses and other current assets	21,955	38,593
Other assets	—	5,266
Accounts payable and accrued liabilities	4,366	42,047
Deferred revenue	(4,780)	(64,673)

Net cash provided by (used in) operating activities	(66,251)	(365,793)

Cash flows from investing activities
Proceeds from sale of investments	30,842	—
Proceeds from disposal of assets	200	—
Capital expenditures	(1,220)	(8,723)

Net cash provided by (used in) investing activities	29,822	(8,723)

Cash flows from financing activities
Proceeds from issuance of convertible subordinated debenture	—	350,000
Payments on financing costs	—	(14,886)
Borrowings on short-term debt	180,043	—
Repayments on short-term debt	(115,543)	(53,333)

Net cash provided by (used in) financing activities	64,500	281,781

Net increase (decrease) in cash and cash equivalents	28,071	(92,735)
Cash and cash equivalents, beginning of period	105,430	219,537

Cash and cash equivalents, end of period	$133,501	$126,802

Supplemental disclosures of cash paid:
Interest	$46,777	$3,219
Income taxes	—	—
Supplemental schedule of noncash investing and financing activities:
Options issued as payment for accrued penalties	$—	$12,000
Options exercised for the payment of directors’ fees	—	6,000
Stock issued in connection with the sale of convertible debentures	—	76,580
Beneficial conversion feature related to convertible debenture	—	77,000

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL STATEMENT PRESENTATION

Strategic Solutions Group, Inc. (the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company’s 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.    INVESTMENTS

During the six months ended June 30, 2002, the Company disposed of the remaining 34,177 shares of High Speed Access stock it held for $30,842.

3.    LINE OF CREDIT

At June 30, 2002 the Company had a line of credit with a bank allowing for borrowings up to $150,000 for working capital. The line is secured by the assets of the Company, and bears interest on the outstanding principal balance at the Prime Rate (4.75% at June 30, 2002) plus 2%. Accrued interest is payable monthly with any outstanding principal and accrued interest due November 30, 2002. At June 30, 2002 the outstanding principal balance and accrued interest on the line of credit was $127,043.

4.    CONVERTIBLE SUBORDINATED DEBT—RELATED PARTY

Convertible subordinated debentures consisted of the following at June 30, 2002:

Convertible subordinated debt(1)	$350,000
Convertible subordinated debt(2)	250,000

Subtotal	600,000
Less: unamortized debt discount	(140,112)

Convertible subordinated debt, net	$459,888

(1)
On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 50,000 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder’s option, at any time, into shares of the Company’s common stock at a conversion price of $0.10 per share (the closing market price on March 27, 2001).

These debentures bear interest at 10%, with principal and accrued interest due in March and April 2005, and are convertible, by the holder at any time, into shares of the Company’s common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $0.10. The Company calculated the value of the 700,000 shares of common stock issued as part of these units as $77,000 based on the closing market price on March 27, 2001 (the “Commitment Date”). The Company recorded the market value of the 700,000 shares of common stock issued as part of these units as a discount to the convertible debentures and as common stock and additional paid in capital. The Company also calculated the value of the beneficial conversion feature associated with these debentures in accordance with EITF 98-5: Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, of approximately $77,000 at the Commitment Date. The total discount of $154,000 is being amortized over the holding period of the debentures.

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

(2)
On February 24, 2000 (“Issuance Date”), the Company issued a convertible subordinated debenture for $250,000. This debenture bears interest at 10%, matures February 24, 2004 and is convertible into common stock, beginning the earlier of 180 days after the Issuance Date or the effective date of the Registration Statement filed pursuant to a Registration Rights Agreement, at a conversion price of $0.28 (the “Conversion Price”).

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

In connection with the issuance of this debenture, the Company issued a stock purchase warrant for the purchase of up to 250,000 shares of the Company’s common stock at $0.75 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant has been assigned a value of $22,500, which represents a debenture discount and will be amortized to interest expense over the life of the debenture. This fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return of 5.7%; expected warrant lives of four years; volatility of 125%; and a dividend yield of 0%.

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF 98-5, ‘Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ to Certain Convertible Instruments” during the fourth quarter of 2000. EITF 00-27 requires that a convertible instrument’s beneficial conversion feature be measured using an effective conversion price. As a result, the value assigned to the original issue discount on the convertible debt securities issued by the Company in the private placement of the convertible subordinated debentures completed in February 2000 was increased by $57,789. In accordance with the consensus, this additional original discount was expensed in 2000 and recognized as the cumulative effect of a change in accounting principle.

5.    STOCKHOLDERS’ EQUITY

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 750,000 shares (“Repurchased Shares”) of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares,

250,000 shares were paid for in cash for $60,000 and the remaining 500,000 shares were paid for in the form of a promissory note in the principal amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 33,333 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company has incurred in connection with not registering these shares for resale. The Company has recorded the unpaid portion, $40,000, of the promissory note as a reduction of paid in capital. The Company has recorded as other income $12,567 of the accrued penalties waived for the three months ended June 30, 2002. The balance of the accrued penalties at June 30, 2002 is $20,944.

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

The following shows the determination of income for the purpose of the earnings (loss) per share computions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (loss) available for common stockholders, for basic earnings per share	$1,355	$122,045	$(172,009)	$(72,008)
Plus interest on convertible subordinated debentures, net of income taxes	—	14,344	—	—

Income (loss) available for common stockholders, used for diluted earnings per share	$1,355	$136,389	$(172,009)	$(72,008)

The following shows the determination of the number of shares used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average number of shares outstanding	8,642,345	8,806,273	8,691,791	8,535,762
Net number of shares issued on the assumed exercise of stock options	—	592,508	—	—
Shares issued on the assumed conversion of convertible subordinated debenture	—	594,505	—	—

Number of shares used in the computation of diluted earnings per share	8,642,345	9,993,287	8,691,791	8,535,762

For the three and six months ended June 30, 2002, approximately 2,000,000 shares of common stock issuable upon the exercise of stock options and the conversion of convertible debentures and warrants were excluded from the calulation for the dilutive earnings per share as their effect would be anti-dilutive.

7.    PROCEEDS FROM CLAIMS

On June 28, 2002, the Company received $28,562 and $160,000 as settlement of claims against High Speed Access Corporation (“HSAC”) and the principal owners of Digital Chainsaw, Inc., an entity acquired by HSAC, in which the Company previously held an ownership position. On July 1, 2002 the Company used $127,043 of the proceeds to pay-off the outstanding line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s revenues are comprised of service fees and royalties. Service fees are generated from the development of custom multimedia software. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Total revenues for the three months ended June 30, 2002 were $102,623 as compared to $642,189 for the same period of 2001, a decrease of approximately $540,000. Total revenue for the six months ended June 30, 2002 was $195,989 as compared to $939,158 for the same period of 2001, a decrease of approximately $743,000. The decrease in revenue for these periods reflects the general downturn in our economy during the previous three quarters. We have experienced a shift in our business cycle so that contacts traditionally procured and producing revenue during the first and second quarter are lagging behind. We are optimistic that the Company’s strategy to increase revenues prospectively from custom multimedia software development services which includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries will show recovery in the future.

The Company has entered into agreements that allow certain customers to resell copies of the Company’s software products in exchange for royalty payments. Royalties were $788 and $2,795 during the three and six months ended June 30, 2002, as compared to $968 and $2,544 for the same periods of the prior year. The Company generally expects royalty revenue to remain constant with current levels due to the aging shelf life of products for which the Company currently receives royalties. However, the Company continually explores additional marketing and development partners to increase revenues generated from royalty arrangements.

The net income and earnings per share were $1,355 and $0.00 per share, respectively, for the three months ended June 30, 2002, as compared to $122,045 and $0.01, respectively, for the same period of the prior year. The decrease in net income of approximately $121,000 is primarily due to the significant reduction in new contracts. The net loss and loss per share were $172,009 and $0.02 per share, respectively, for the six months ended June 30, 2002, as compared to $72,008 and $0.01, respectively, for the same period of the prior year. The increase in net loss of approximately $100,000 is primarily due to the significant reduction in new contracts.

During the three and six months ended June 30, 2002, the cost of service fees for custom multimedia software were $95,515 and $203,671, respectively, as compared to $261,396 and $484,834, respectively, for the same periods of the prior year, resulting in gross margins of approximately 6.2% and (5.2)%, respectively. This is primarily due to the reduction of existing contract backlog, and inability to generate new contracts. With aggressive cost cutting measures, the Company was able to keep the cost of service fees at a minimum, but still experienced a minimal gross margin for the six months ended June 30, 2002. Management believes that new contracts will be generated in the third and fourth quarters of 2002, and if enough contracts are secured, gross margins should return to around 50%.

During the three and six month periods ended June 30, 2002, total operating expenses were $271,070 and $549,688, respectively, as compared to $504,041 and $984,201, respectively, for the same periods of the prior year, decreases of approximately $233,000 and $435,000, respectively. This decrease was primarily attributable to significant restructuring of the production process and cut back on professional staff. There were no research and development expenses for the six months ended June 30, 2002 nor 2001.

During the three and six month periods ended June 30, 2002, selling, general and administrative expenses were $175,555 and $346,017, respectively, as compared to $242,645 and $499,367,

respectively, in the same periods of the prior year, decreases of approximately $67,000 and $153,000, respectively. The decrease is primarily the result of the adoption of significant cost cutting procedures.

During the three and six months ended June 30, 2002, other income increased by approximately $188,000 and $231,000, respectively. The increase was primarily the result of a settlement of $188,562 received during the quarter ended June 30, 2002.

During the three and six months ended June 30, 2002, other expense increased by approximately $2,700 and $20,000, respectively. The increase is the result of interest expense and amortization of discount and issue costs related to the Convertible Subordinated Debentures which were recorded during 2001.

Cash Flow, Liquidity and Capital Resources

For the six months ended June 30, 2002, the Company used net cash of $66,251 from operations. In addition to the net loss, the Company experienced a net increase in prepaid expenses and short-trm debt and a decrease in accounts receivable, accounts payable and accrued liabilities and deferred revenue. The Company received net cash of $29,822 from investing activities. The Company received net cash of $28,071 from financing activities.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants, dated January 25, 2002, a fourth (explanatory ) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses in the six months ended June 30, 2002 and during the year ended December 31, 2001 and currently have a working capital deficit. At July 31, 2002, we have $106,000 available to us under our $150,000 line of credit.

In order for us to be successful, we need to increase both our sales and our customer mix. We are currently dependent primarily on one long-term customer (with multiple plant locations and contracts), who provided 59% and 87% of our revenue during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. Our relationship with this customer is good. Our anticipated cash flow from operations is largely dependent upon our ability to achieve our sales and gross profit objectives. Our contract backlog at June 30, 2002 was $1,125,881 which represents a $899,006 increase from our backlog at December 31, 2001. This includes $1,073,000 in anticipated revenue from our largest customer for which we have been performing services although formal contracts for these services have not been executed. Payments for the services we are performing will be made upon execution of the formal contracts. The amount of these services, $97,592 as of June 30, 2002, is reflected on our balance sheet as “Costs and estimated earnings in excess of billings on uncompleted contracts”. We are dependent upon execution of these contracts for continuation as a going concern. We are currently aggressively pursuing additional financing due to the financial condition of the Company. In addition, we have retained a professional “Mergers and Acquisitions” firm to investigate alterative business structures for the Company. Now that this process has begun, we cannot provide any assurance that we will be able to secure the needed funds or that should we be able to obtain these funds, that they will be on terms acceptable to us.

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

Strategy to Achieve Profitable Operations

During 1998, management laid out its Strategy to Achieve Profitable Operations, which included intensified development of its technology-based training software, greater penetration of the needs of existing, major customers, initial exploitation of the internet applications for Company’s expertise and careful management. In 2000 the Company began to stabilize its business. While it has been successful to date, there are no assurances that the Company will continue to achieve its strategy.

The Company’s Profit Strategy For 2002 focuses on maintaining and increasing profitability. Achievement of this goal will be accomplished by procuring additional contracts and meeting production deadlines.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this document and other statements which are not historical facts are forward looking statements that involve risks and uncertainties, including, the success of newly implemented sales strategies; the continued existence of agreements with product providers; market acceptance of the Company’s products and services; the ability to obtain a larger number and size of contracts; the timing of contract awards; work performance and customer response; the impact of competitive products and pricing; technological developments by the Company’s competitors or difficulties in the Company’s research and development efforts; and other risks as detailed in the Company’s Securities and Exchange Commission filings.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings:

The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

Item 2.     Changes in Securities and Use of Funds:

None

Item 3.     Defaults Upon Senior Securities:

None

Item 4.     Submission of Matters to a Vote of Security Holders:

None

Item 5.     Other Information:

None

Item 6.     Exhibits and Reports on Form 8-K:

(a)  Exhibits

99.19	Certifications pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(b)  No reports on Form 8-K were required to be filed for the three months ended June 30, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC SOLUTIONS GROUP, INC. (Registrant)

By:	/s/ ERNEST WAGNER
Ernest Wagner President, Chief Operating Officer

Dated:  August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

99.19	Certifications pursuant to 18 USC Section 1350—Sarbanes-Oxley Act of 2002