Form 10QSB
period 2002-09-30
STRATEGIC SOLUTIONS GROUP INC
filed 2002-11-15
CIK 851943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number: 1-12536
                         -------------------------------

                         STRATEGIC SOLUTIONS GROUP, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     11-2964894
------------------------------------       -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
incorporation or organization)

1598 Whitehall Road, Suite E
Annapolis, Maryland                                               21401
------------------------------------                              -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
including area code:                                          (410) 757-2728
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

                8,559,196 Common Shares, $.0001 par value were issued and outstanding at October 25, 2002.

================================================================================

                         STRATEGIC SOLUTIONS GROUP, INC.
                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION (UNAUDITED)


Consolidated Balance Sheets, September 30, 2002 and
       December 31, 2001                                                 3

Consolidated Statements of Operations for the three and
       nine months ended September 30, 2002 and 2001                     4

Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2002 and 2001                          5

Notes to Consolidated Financial Statements                               6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               9

Controls and Procedures                                                 11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             11

Item 2.   Changes in Securities and Use of Proceeds                     11

Item 3.   Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURES AND CERTIFICATIONS

Signature                                                               13

Certifications                                                          14

             STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                               September 30,          December 31,
                                                                                   2002                   2001
                                                                               ------------           ------------
                       ASSETS
                       ------

     Current assets:
           Cash and cash equivalents                                           $      9,565           $    105,430
           Accounts receivable, net of $25,000 allowance for
               doubtful accounts, at both September 30, 2002
               and December 31, 2001                                                 23,480                121,435
           Costs and estimated earnings in excess of billings on
               uncompleted contracts                                                162,883                153,358
           Prepaid expenses and other current assets                                 21,584                 25,923
                                                                               ------------           ------------
               Total current assets                                                 217,512                406,146

     Property and equipment, net                                                     11,681                 22,432
     Investments                                                                       --                   19,139
     Other assets                                                                     8,233                  8,233
                                                                               ------------           ------------

                                                                               $    237,426           $    455,950
                                                                               ============           ============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

     Current liabilities
           Accounts payable and accrued liabilities                            $    274,821           $    197,054
           Short-term debt                                                          141,500                 88,000
           Deferred revenue                                                            --                    5,893
                                                                               ------------           ------------
               Total current liabilities                                            416,321                290,947

     Convertible subordinated debentures - related party                            474,050                431,565
                                                                               ------------           ------------

               Total liabilities                                                    890,371                722,512
                                                                               ------------           ------------

     Commitments and contingencies                                                     --                     --

     Stockholders'  deficit
           Common stock, $.0001 par value.  Authorized 25,000,000
               shares; issued and outstanding 8,559,196 and 8,792,528
               shares as of September 30, 2002 and December 31, 2001,
               respectively                                                             856                    879
           Additional paid-in capital                                            16,053,910             16,053,886
           Accumulated deficit                                                  (16,707,711)           (16,340,466)
           Accumulated other comprehensive income                                      --                   19,139
                                                                               ------------           ------------

               Total stockholders' deficit                                         (652,945)              (266,562)
                                                                               ------------           ------------

                                                                               $    237,426           $    455,950
                                                                               ============           ============

                                       3

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                                   (Unaudited)

                                                     Three months ended              Nine months ended
                                                        September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
       Revenues
   Service                                     $    127,894    $    508,473    $    321,088    $  1,445,087
   Royalty                                               28           1,173           2,823           3,717

                                               ------------    ------------    ------------    ------------
               Total revenue                        127,922         509,646         323,911       1,448,804
                                               ------------    ------------    ------------    ------------

Expenses
   Cost of service                                  102,369         198,274         306,040         683,109
   Selling, general and administrative              194,037         272,659         540,054         772,025
                                               ------------    ------------    ------------    ------------

               Total operating expenses             296,406         470,933         846,094       1,455,134

                                               ------------    ------------    ------------    ------------
Income (loss) from operations                      (168,484)         38,713        (522,183)         (6,330)
                                               ------------    ------------    ------------    ------------

Other income                                          4,196          36,209          29,904          50,130
Interest expense and other, net                     (30,947)        (30,199)        (94,369)        (71,085)
Gain on sale of investments                            --              --            30,842            --
Proceeds from litigation settlement                    --              --           188,562            --
                                               ------------    ------------    ------------    ------------

               Total other income (expense)         (26,751)          6,010         154,939         (20,955)
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $   (195,235)   $     44,723    $   (367,244)   $    (27,285)
                                               ============    ============    ============    ============


Net income (loss) per common share - Basic     $      (0.02)   $       0.01    $      (0.04)   $       --
                                               ============    ============    ============    ============

Weighted average number of common shares
         outstanding - Basic                      8,564,631       8,942,220       8,648,939       8,672,061
                                               ============    ============    ============    ============


Net income (loss) per common share - Diluted   $      (0.02)   $       0.01    $      (0.04)   $       --
                                               ============    ============    ============    ============

Weighted average number of common shares
         outstanding - Diluted                    8,564,631      10,272,753       8,648,939       8,672,061
                                               ============    ============    ============    ============

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                     2002              2001
                                                                                  ---------         ---------
Cash flows from operating activities
    Net loss                                                                      $(367,244)        $ (27,285)
    Adjustments to reconcile net loss to net cash used in
           operating activities
       Depreciation and amortization                                                 11,971            22,746
       Amortization of deferred financing costs                                      28,083            21,949
       Amortization of beneficial conversion
           feature on convertible subordinated debentures                            14,402             9,328
       Registration penalties waived                                                (16,570)             --
       Gain on sale of investments                                                  (30,842)             --
       Common stock issued for compensation in lieu of cash                            --               6,625
       Other                                                                           (200)           49,517
       Increase (decrease) in cash from changes in assets and liabilities:
           Accounts receivable                                                       88,430          (235,032)
           Prepaid expenses and other current assets                                 30,514            68,406
           Other assets                                                                --               5,273
           Accounts payable and accrued liabilities                                  91,429           (25,145)
           Deferred revenue                                                          (5,893)          (65,104)

                                                                                  ---------         ---------
    Net cash used in operating activities                                          (155,920)         (168,722)
                                                                                  ---------         ---------

Cash flows from investing activities
    Proceeds from sale of investments                                                30,842              --
    Proceeds from disposal of assets                                                    200              --
    Capital expenditures                                                             (1,220)          (10,537)

                                                                                  ---------         ---------
    Net cash provided by investing activities                                        29,822           (10,537)
                                                                                  ---------         ---------

Cash flows from financing activities
    Proceeds from issuance of convertible subordinated debenture                       --             350,000
    Payments to repurchase common stock                                                --             (60,000)
    Payments on financing debt and promissory note                                     --              (8,000)
    Payments on financing costs                                                        --             (14,886)
    Borrowings on short-term debt                                                   283,400              --
    Repayments on short-term debt                                                  (253,167)          (85,333)

                                                                                  ---------         ---------
    Net cash provided by (used in) financing activities                              30,233           181,781
                                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents                                (95,865)            2,522

Cash and cash equivalents, beginning of period                                      105,430           219,537

                                                                                  ---------         ---------
Cash and cash equivalents, end of period                                          $   9,565         $ 222,059
                                                                                  =========         =========
Supplemental disclosures of cash paid:
    Interest                                                                      $   6,136         $   5,110
    Income taxes                                                                       --                --

Supplemental schedule of noncash investing and financing activities:
    Options issued as payment for accrued penalties                               $    --           $  12,000
    Options exercised for the payment of directors' fees                               --              16,776
    Stock issued in connection with the sale of convertible debentures                 --              76,580
    Beneficial conversion feature related to convertible debenture                     --              77,000


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

2.   INVESTMENTS

During the nine months ended September 30, 2002, the Company disposed of the remaining 34,177 shares of High Speed Access stock it held for $30,842.


3.   SHORT-TERM DEBT

At September 30, 2002 the Company had a line of credit with a bank allowing for borrowings up to $150,000 for working capital. The line is secured by the assets of the Company, and bears interest on the outstanding principal balance at the Prime Rate (4.75% at September 30, 2002) plus 2%. Accrued interest is payable monthly with any outstanding principal and accrued interest due March 31, 2003. At September 30, 2002 the outstanding principal balance and accrued interest on the line of credit was $109,500. The remaining $32,000 is due to a stockholder in connection with the repurchase of his shares on common stock as more fully disclosed in Note 5.


4.   CONVERTIBLE SUBORDINATED DEBT - RELATED PARTY

Convertible subordinated debentures consisted of the following at September 30, 2002:


         Convertible subordinated debt (1)         $    350,000
         Convertible subordinated debt (2)              250,000
                                                   ------------

         Subtotal                                       600,000
         Less: unamortized debt discount               (125,950)
                                                   ------------

         Convertible subordinated debt, net        $    474,050
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

(2) On February 24, 2000 ("Issuance Date"), the Company issued a convertible subordinated debenture for $250,000. This debenture bears interest at 10%, matures February 24, 2004 and is convertible into common stock, beginning the earlier of 180 days after the Issuance Date or the effective date of the Registration Statement filed pursuant to a Registration Rights Agreement, at a conversion price of $0.29 (the "Conversion Price").

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

5.   STOCKHOLDERS' EQUITY

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 750,000 shares ("Repurchased Shares") of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares, 250,000 shares were paid for in cash for $60,000 and the remaining 500,000 shares were paid for in the form of a promissory note in the principal amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 33,333 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company has incurred in connection with not registering these shares for resale. Payments were suspended effective August 15, 2002. The Company has recorded the unpaid portion, $32,000, of the promissory note as a reduction of paid in capital. The Company has recorded as other income $4,189 of the accrued penalties waived for the three months ended September 30, 2002. The balance of the accrued penalties at September 30, 2002 is $16,569.

6.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each period presented are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options and the conversion of the convertible subordinated debenture.

The following shows the determination of income for the purpose of the earnings

(loss) per share computations:

                                                              Three Months                       Nine Months
                                                          Ended September 30,                Ended September 30,
                                                      -----------------------------      ----------------------------
                                                           2002          2001                 2002           2001
                                                      ------------- ---------------      -------------- -------------
    Income (loss) available for common                $  (195,235)   $   44,723           $ (367,244)    $ (27,285)
    stockholders, for basic earnings per share
    Plus interest on convertible subordinated
    debentures, net of income taxes                         ---          15,048                ---           ---
                                                      ------------- ---------------      -------------- -------------

    Income (loss) available for common
    stockholders, used for diluted earnings per       $  (195,235)   $   59,771           $ (367,244)    $ (27,285)
    share
                                                      ============= ===============      ============== =============

The following shows the determination of the number of shares used in the earnings per share computations:

                                                               Three Months                      Nine Months
                                                            Ended September 30,              Ended September 30,
                                                        ----------------------------     ----------------------------
                                                            2002           2001               2002          2001
                                                        -------------- -------------     ------------- --------------
    Weighted average number of shares outstanding         8,564,631      8,942,220         8,648,939     8,672,061

    Net number of shares issued on the assumed

    exercise of stock options                                   ---        730,533               ---           ---
    Shares issued on the assumed conversion of
    convertible subordinated debenture                          ---        600,000               ---           ---
                                                        -------------- -------------     ------------- --------------
    Number of shares used in the computation of
    diluted earnings per share                            8,564,631     10,272,753         8,648,939     8,672,061
                                                        ============== =============     ============= ==============

For the three and nine months ended September 30, 2002 and the nine months ended September 30, 2001, approximately 600,000 shares of common stock issuable upon the exercise of stock options and the conversion of convertible debentures and warrants were excluded from the calculation for the dilutive earnings per share as their effect would be anti-dilutive.

7.   PROCEEDS FROM CLAIMS

On June 28, 2002, the Company received $188,562 as settlement of claims against High Speed Access Corporation ("HSAC") and the principal owners of Digital Chainsaw, Inc., an entity acquired by HSAC, in which the Company previously held an ownership position. On July 1, 2002 the Company used $127,043 of the proceeds to pay-off the outstanding line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
--------
We are currently experiencing significant financial difficulty due primarily from an unexpected decrease in the purchase of our services from our major customer during the nine months of 2002. This has caused us to significantly reduce our operating expenses, including a reduction in our workforce and reductions in all aspects of our business. Our officers are currently working at reduced salary levels. Due to a decline in revenue, we experienced an operating loss of $522,000 for the nine months ended September 30, 2002 and our available cash and cash reserves have been depleted. Our current ratio (the ratio of our current assets to current liabilities), decreased from 1.4 at December 31, 2001 to 0.5 at September 30, 2002. We used $156,000 of cash in operating activities during the nine months ended September 30, 2002, most of which was funded from cash we had available at December 31, 2001, the proceeds we received in our settlement with High Speed Access, the sale of the remaining shares of High Speed Access Stock, and our $150,000 line of credit, under which we have available funds of $9,500 as of November 14, 2002.

At September 30, 2002 we were anticipating finalizing two contracts totaling $1,073,000 with our major customer in the early part of the fourth quarter of 2002. At November 14, 2002 we have finalized one of the contracts in the amount of $93,000 and we anticipate finalizing the $980,000 contract outstanding. At September 30, 2002 we had performed approximately $123,000 of unbilled services under these contracts. With the execution of the one contract we have invoiced $65,000 and anticipate payment in less than 30 days. The remaining unbilled services will be invoiced upon execution of the contract with receipt of payment expected within 30 days. We also anticipate that our major customer will, along with these contracts, purchase services from us at an increased level in the future. We have also been working to continue to increase our customer base and mix and believe that we have made progress in this area. However, we may continue to experience adverse results of operations in the future, and we will not be able to satisify our current obligations in the normal course of business or be able to obtain additional investment capital on terms acceptable to us, or at all. We believe that without increasing our revenue, receiving additional investment capital, or entering into some alterative form of financing, merger or other arrangement that we will not have sufficient cash to fund our normal operating activities in the near future, and will not be able to continue operating. Our continuation as a going concern is dependent upon our ability to
(i) obtain new contracts, (ii) immediately raising additional financing or (iii) execute some alternative form of financing. We are actively pursuing all of these items in order to provide us with the necessary funds for working capital. We cannot assure you that we will be able to locate or execute such a transaction or that should we locate such a transaction, that it will be on terms acceptable to us.


RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the three months ended September 30, 2002 were $127,922 as compared to $509,646 for the same period of 2001, a decrease of approximately $382,000. Total revenue for the nine months ended September 30, 2002 was $323,911 as compared to $1,448,804 for the same period of 2001, a decrease of approximately $1,125,000. As stated above we believe that the decrease in revenue reflects in large part the continual general downturn in our economy and the automotive industry during 2002. We believe that we are experiencing a shift in our business cycle so that contracts traditionally procured and producing revenue during the first and second quarter are lagging behind. We are optimistic that the Company's strategy to increase revenues prospectively from custom multimedia software development services which includes targeting its sales and marketing efforts of technology-based training solutions to the manufacturing and transportation industries will show recovery in the future, but can provide no assurances to this effect.

The net income (loss) and earnings (loss) per share were $(195,235) and $(0.02) per share, respectively, for the three months ended September 30, 2002, as compared to $44,723 and $0.01, respectively, for the same period of the prior year. The decrease in net income of approximately $240,000 is primarily due to the significant reduction in revenue. The net loss and loss per share were $(367,244) and $(0.04) per share, respectively, for the nine months ended September 30, 2002, as compared to $(27,285) and $0.00, respectively, for the same period of the prior year. The increase in net loss of approximately $340,000 is primarily due to the significant reduction in revenue.

During the three and nine months ended September 30, 2002, the cost of service fees for custom multimedia software were $102,369 and $306,040, respectively, as compared to $198,274 and $683,109, respectively, for the same periods of the prior year, resulting in gross margins of approximately 20.1% and 4.9%, respectively. This is primarily due to the reduction of existing contract backlog, and inability to generate new contracts. With aggressive cost cutting measures, the Company was able to keep the cost of service fees at a minimum, but still experienced a minimal gross margin for the nine months ended September 30, 2002. However, without new customers, management cannot assure you that this will continue. Management believes that new contracts will be generated in the fourth quarter of 2002, and if enough contracts are secured, gross margins should improve beginning in 2003.

During the three and nine month periods ended September 30, 2002, total operating expenses were $296,406 and $846,094, respectively, as compared to $470,933 and $1,455,134, respectively, for the same periods of the prior year, decreases of approximately $175,000 and $609,000, respectively. This decrease was primarily attributable to significant restructuring of the production process, the cut back on professional staff and significant additional cost reductions in all aspects of our business. There were no research and development expenses for the nine months ended September 30, 2002 or 2001.

During the three and nine month periods ended September 30, 2002, selling, general and administrative expenses were $194,037 and $540,054, respectively, as compared to $272,659 and $772,025, respectively, in the same periods of the prior year, decreases of approximately $79,000 and $232,000, respectively. The decrease is primarily the result of the adoption of significant cost cutting measures including unpaid work days and salary deferrals for officers.

During the three months ended September 30, 2002, other income decreased by approximately $32,000. During the nine months ended September 30, 2002, other income increased by approximately $379,000. The increase was primarily the result of a settlement of $188,562 and proceeds from the sale of High Speed Access stock of $30,842 received earlier in 2002.

During the three and nine months ended September 30, 2002, other expense increased by approximately $700 and $23,000, respectively. The increase is the result of interest expense and amortization of discount and issue costs related to the Convertible Subordinated Debentures, which were recorded during 2001.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------
For the nine months ended September 30, 2002, the Company used net cash of $155,920 from operations. In addition to the net loss, the Company experienced a net increase in costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued liabilities and short-term debt and a net decrease in prepaid expenses, accounts receivable and deferred revenue. The Company received net cash of $29,822 from investing activities. The Company received net cash of $30,233 from financing activities.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants, dated January 25, 2002, a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses in the nine months ended September 30, 2002 and during the year ended December 31, 2001 and currently have a working capital deficit. At November 14, 2002, we have $9,500 available to us under our $150,000 line of credit.

In order for us to be successful, we need to increase both our sales and our customer mix. We are currently dependent primarily on one long-term customer (with multiple plant locations and contracts), who provided 45% and 87% of our revenue during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. Our relationship with this customer is good. Our anticipated cash flow from operations is largely dependent upon our ability to achieve our sales and gross profit objectives. At September 30, 2002, we were anticipating finalizing two contracts with our major customer totaling $1,073,000 in the early part of the fourth quarter of 2002. At November 14, 2002 we have finalized one of the contracts in the amount of $93,000, leaving the $980,000 contract outstanding. At September 30, 2002 we had performed approximately $123,000 of services for this customer even though formal contracts had not been executed and this is reflected on our balance sheet as "Costs and estimated earnings in excess of billings on uncompleted contracts". With the execution of the one contract we have invoiced $64,954 and anticipate payment in less than 30 days. The remaining unbilled services will be invoiced upon execution of the contract with receipt of payment expected within 30 days. We are dependent upon execution of these contracts for continuation as a going concern. We are currently aggressively pursuing additional financing due to the financial condition of the Company. In addition, we have retained a professional "Mergers and Acquisitions" firm to investigate alterative business structures for the Company. Now that this process has begun, we cannot provide any assurance that we will be able to secure the needed funds or that should we be able to obtain these funds that they will be on terms acceptable to us.

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

                            CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, specifically the President and the Accounting Manager, of the effectiveness of the design and operation of the Company's internal controls. Based on that evaluation, the Company's management concluded that the Company's internal controls were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


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

Item 2.       Changes in Securities and Use of Funds:      None
              --------------------------------------

Item 3.       Defaults Upon Senior Securities:     None


Item 4.       Submission of Matters to a Vote of Security Holders -
              ---------------------------------------------------

         The Company held its annual meeting of shareholders on August 20, 2002. The two proposals on the agenda submitted to a vote of security holders, and the results of the voting stockholders were as follows:

         Proposal 1:  The re-election of Ernest A. Wagner to the Board of
                      Directors.

                                   For          Against         Abstain

              Proposal I votes  7,878,888       267,265            -

         Proposal 2:  To ratify Grant Thornton, LLP as the Company's independent public accountants for fiscal year 2003.

                                   For          Against         Abstain

              Proposal 2 votes  7,893,331       236,681          16,141



Item 5.       Other Information:     None
              -----------------

Item 6.       Exhibits and Reports on Form 8-K:
              --------------------------------

              (a)   Exhibits

                    99.1 Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) No reports on Form 8-K were filed for the three months ended September 30, 2002.

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

                                         STRATEGIC SOLUTIONS GROUP, INC.
                                         -------------------------------
                                         (Registrant)


                                         Dated:   November 14, 2002

                                         BY:  /s/ Ernest Wagner
                                              --------------------
                                         Ernest Wagner
                                         President, Chief Operating Officer

                                  CERTIFICATION

I, Barbara Seubott, Accounting Manager, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Strategic Solutions Group, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls for the registrant and we have:

         a) Designed such internal controls to ensure that material information relating to the registrant is made known to us by others particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the internal controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

         /s/ Barbara Seubott
         -----------------------
         Barbara Seubott
         Accounting Manager

                                  CERTIFICATION

I, Ernest Wagner, President, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Strategic Solutions Group, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls for the registrant and we have:

         a) Designed such internal controls to ensure that material information relating to the registrant is made known to us by others particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the internal controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

         /s/ Ernest Wagner
         ---------------------
         Ernest Wagner
         President

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

99.1 Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002