Form 10KSB/A
period 2001-12-31
STRATEGIC SOLUTIONS GROUP INC
filed 2003-03-12
CIK 851943

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                  FORM 10-KSB/A
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

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Certain statements made in this report on Form 10-KSB/A are not based on historical facts, but are intended to be forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or similar terminology, or by discussions of strategy. These statements reflect the reasonable judgment of our management with respect to future events and are subject to risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs or goals will not change. Our actual results could be very different from, and worse than, our expectations for various reasons, including factors that may affect future results discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, an SEC-reporting company that identifies forward-looking statements and warns investors that actual results could differ materially from those in the forward-looking statements, will not be liable for any private action arising under the Securities Act of 1933 based on such forward-looking statements.

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


Item 13.  Exhibits and Reports on Form 8-K.

Exhibits
--------
        3         Certificate of Incorporation and Amendment thereto (1)
        3.1       By-Laws (1)
        3.2       Form of Amendments to Certificate of Incorporation and Bylaws
                  dated October 20, 1995 (5)
       10         Form of Indemnification Agreement executed in favor of each officer and director of the Company (1)
       10.1       Form of Indemnification Agreement Amendment executed in favor of certain officers and directors of the Company (6)
       10.2       Form of Indemnification Agreement executed in favor of each officer and director of the Company (6)
       10.3       Securities Purchase Agreement, for 6% Convertible Subordinated
                  Debentures (10)
       10.4       Form of Debenture (10)
       10.5       Registration Rights Agreement (10)
       10.6       Form of Common Stock Purchase Warrant (10)
       10.7       Employment Agreement with John J. Cadigan dated September 1,
                  1995 (5)
       10.8       Amendment to Employment Agreement with John J. Cadigan (11)
       10.9       Employment Agreement (7/15/96) - Peter S. Steele (9)
       10.10      Loan Renewal and Modification Agreement (9)
       10.11      Form of Debenture (18)
       10.12      Securities Purchase Agreement, for 10% Convertible Debenture
                  (19)
       10.13      Registration Rights Agreement (19)
       10.14      Stock Purchase Warrant (19)
       10.15      Securities Purchase Agreement, Sale of common stock (19)
       10.16      Registration Rights Agreement (19)
       10.17      Settlement Agreement (19)
       10.18      Promissory Note (19)
       10.19      Subscription Agreement to Purchase Common Stock (21)
       10.20      Registration Rights Agreement (21)
       10.21      Convertible Subordinated Debenture (21)
       10.22      Subscription Agreement to Purchase Common Stock (21)
       10.23      Registration Rights Agreement (21)
       10.24      Convertible Subordinated Debenture (21)
       10.25      Subscription Agreement to Purchase Common Stock (21)
       10.26      Registration Rights Agreement (21)
       10.27      Convertible Subordinated Debenture (21)
       10.28      Employment Agreement with Ernest A. Wagner (23)
       10.29      Stock Repurchase Agreement (23)
       10.30      Promissory Note (23)
       10.31      Agreement with Varsity Heavy Duty (23)
       10.32      Form of Agreement with Automotive Manufacturer (23)
       16.1       Change in its Independent Accountants (20)
       21         Subsidiaries of Registrant (2)
       99         Incentive Stock Option Plan No. 1 (4)
       99.1       Nonqualified Stock Option Plan No. 1(4)
       99.2       Incentive Stock Option Plan No. 2 (5)
       99.3       Phantom Stock Performance Stock Plan (3)

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

STRATEGIC SOLUTIONS GROUP, INC.



By:      /s/ Ernest A. Wagner                           Dated:    March 12, 2003
   ---------------------------------
         Ernest A. Wagner
         President, Chief Operating Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:

Signature                                       Title                           Date
---------                                       -----                           ----
/s/ John J. Cadigan                         Chairman of the Board               March 12, 2003
---------------------------
John J. Cadigan


/s/ Kevin E. Idso                           Vice-President, Director            March 12, 2003
---------------------------
Kevin E. Idso


/s/ Ernest A. Wagner                        President, Chief Operating          March 12, 2003
---------------------------
Ernest A. Wagner                            Officer, Director, Treasurer


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

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                           Additional
                                                                 Common Stock               Paid-in        Accumulated
                                                                 ------------
                                                              Shares       Amount           Capital          Deficit
                                                        ------------------------------------------------------------------

                                                        ------------------------------------------------------------------
Balance, January 1, 2000                                     5,356,690  $       536     $   15,370,848   $ (16,241,480)

    Shares of common stock issued upon
     conversion of subordinated debenture                    1,000,000          100            249,900              --
    Issuance of common stock, net of
     issuance costs                                          1,250,000          125            245,790              --
    Amortization of deferred compensation                           --           --                 --              --
    Common stock issued to an officer for
     compensation in lieu of cash                              200,000           20             19,980              --
    Stock options granted to nonemployee
     directors for services                                         --           --             53,101              --
    Stock issued to debenture holder                           250,000           25             35,131              --
    Exercise of stock options                                  200,000           20             18,740              --
    Detachable warrants issued in
     connection with debt.                                          --           --             22,500              --
    Unrealized appreciation in the value of
     restricted investment                                          --           --                 --              --
    Stock options granted to employees                              --           --             36,562              --
    Net income                                                      --           --                 --          24,434
                                                        ------------------------------------------------------------------
Balance, December 31, 2000                                   8,256,690          826         16,052,552     (16,217,046)

    Stock issued in connection with the
     purchase of convertible subordinated
     debentures                                                700,000           70             76,510              --
    Exercise of stock options                                  142,986           14             16,762              --
    Common stock issued to an employee
     in lieu of compensation                                    76,188            7             11,024              --
    Shares reserved under Repurchase
     Agreement (Note7)                                              --           --            (88,000)             --
    Repurchase of common stock under
      Repurchase Agreement (Note 7)                           (383,336)         (38)           (91,962)             --
    Redemption of investments
    Value of beneficial conversion feature
     related to convertible subordinated debt                       --           --             77,000              --
    Net (loss)                                                      --           --                 --        (123,420)
     Other comprehesive income
     Unrealized loss on marketable
     investments
     Comprehesive Loss
                                                        ------------------------------------------------------------------
Balance, December 31, 2001                                   8,792,528  $       879     $   16,053,886   $ (16,340,466)
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