Form 10KSB
period 2002-12-31
SOUTHERN SOFTWARE GROUP INC
filed 2003-04-14
CIK 851943

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to ____________

                         Commission File Number: 1-12536
                         -------------------------------

                          SOUTHERN SOFTWARE GROUP, INC.
                          -----------------------------
                   (Formerly Strategic Solutions Group, Inc.)
             (Exact name of Registrant as specified in its charter)

           Delaware                                             11-2964894
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification  No.)

     1598 Whitehall Road, Ste. E
         Annapolis, Maryland                                      21401
         -------------------                                      -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
including area code:                                          (410) 757-2728
                                                              --------------

          Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $.0001 par value
                         ------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of March 7, 2003 the aggregate market value of the 193,791 shares of common stock adjusted for the 35 for 1 reverse stock split on March 13, 2003 held by non-affiliates was approximately $136,000 based on the closing price of $0.70. The number of shares outstanding of our Common Stock, as of March 7, 2003 was 508,934.

         Documents incorporated by reference:  None

================================================================================

                                   FORM 10-KSB
                                      INDEX

                                     PART I                                 PAGE
                                                                            ----
Item 1.     Description of Business........................................... 2

Item 2.     Description of Properties......................................... 7

Item 3.     Legal Proceedings ................................................ 7

Item 4.     Submission of Matters to a Vote of Security Holders .............. 8

                                     PART II
Item 5.     Market for Common Equity and Related Stockholder Matters.......... 8

Item 6.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................... 8

Item 7.     Financial Statements..............................................12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........12

Item 8.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................12

                                     PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.............13

Item 10.    Executive Compensation............................................14

Item 11.    Security Ownership of Certain Beneficial Owners and Management....16

Item 12.    Certain Relationships and Related Transactions....................16

Item 13.    Exhibits and Reports on Form 8-K..................................16
Item 14.    Controls and Procedures...........................................18

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

RECENT EVENTS

By a unanimous vote of all independent directors, Southern Software Group, Inc.'s (formerly Strategic Solutions Group, Inc.) (the "Company") Board of Directors approved, on January 23, 2003, an Asset Purchase Agreement ("Purchase Agreement") by and among the Company, Houston Associates, Inc. ("Houston"), and a newly formed corporation that is a wholly owned subsidiary of Houston (the "Purchaser"). Pursuant to the Purchase Agreement, the Company agreed to sell substantially all of its assets to the Purchaser (the "Sale Transaction") for a purchase price ("Purchase Price") of (i) $19,750; (ii) the assumption of a portion of the Company's bank indebtedness in the amount of $75,000 plus interest; and (iii) the assumption of certain accrued payables. The Company thereafter received shareholder approval obtained by written consent ("Shareholders Consents") in lieu of holding a meeting. The Shareholders Consents represent approval by a majority of the outstanding shares of common stock of the Company that is required under Delaware law in order to effect the Sale Transaction.

The Company provided an Information Statement to all of its holders of capital stock pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. This Information Statement was furnished to stockholders for the purpose of informing them of the Company's sale of substantially all of its assets to the Purchaser. The Company filed a Definitive Information Statement with the Securities and Exchange Commission on February 11, 2003. The Company closed the Sales Transaction on March 3, 2003.

Upon signing the Purchase Agreement, the Purchaser advanced funds in the aggregate amount of $37,051 to be used for payroll and for payment of certain liabilities. The Company issued 35,000 shares of its common stock (subject to the 35 for 1 reverse stock split that was effected on March 13, 2003) to Houston in full satisfaction of that advance. The advance from Houston was necessary since the Sale Transaction did not generate sufficient cash to pay the Company's remaining creditors or cash for distribution to shareholders.

One of the assets that was sold to the Purchaser in the Sale Transaction was the exclusive right to the use of the Strategic Solutions name. Accordingly, the Shareholders Consents authorized an Amendment to the Company's Certificate of Incorporation to change the Company's name to "Southern Software Group Inc." The name change was effected on March 13, 2003.

Prior to executing the Purchase Agreement, our Board of Directors strongly believed that continued operation of the Company's business as the only business of a public company was not in the best interests of the Company's stockholders as evidenced by the Company's continuing losses. In March 2002, the Board retained National Capital Companies, LLC ("National Capital"), a mergers & acquisitions firm, to assist the Company in identifying potential candidates for a sale, merger or acquisition.

The Company's Board of Directors determined that the Sale Transaction was the best available alternative for the Company and its stockholders, concluding that consummating the Sale Transaction would effectively eliminate the Company's continuing losses and pay off a major portion of its obligations.

The Company is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company. Shareholders of the Company will experience substantial dilution should this transaction be completed. The Company has not executed a definitive agreement for this transaction and there can be no assurance that this or any transaction will be consummated. Should the Company be unable to complete such a transaction, the Company will not have sufficient funds to continue to exist.

In anticipation of and to facilitate a merger with an operating business, the Shareholders Consent approved an amendment to the Company's Certificate of Incorporation that, among other things, (i) increased the number of authorized shares to 55,000,000, of which 5,000,000 shares shall be made up of a class of authorized preferred stock, the rights, privileges and preferences of which can be set by the Board of Directors without shareholder vote; (ii) authorized a reduction in the number of outstanding shares of common stock by implementing a reverse stock split at the ratio of 35:1 (one share of new stock issued for each existing thirty five shares) such that there exists approximately 500,000 shares immediately prior to the completion of the merger; (iii) authorized the Board of Directors to change the name of the corporation without shareholder vote to coincide with any new business or enterprise engaged in by the Company; and (iv) to effect any other changes permitted by Delaware law deemed necessary by the Company. There is no assurance that a merger will be consummated or consummated in a timely manner. If the Company fails to merge with an operating business or businesses in a timely manner, the Company is not likely be able to meet its reporting obligations and comply with other requirements of a publicly held corporation. All share and per share amounts have been retroactively adjusted to give effect to the 35:1 reverse stock split.

Stockholders should be aware that Ernest Wagner, the Company's President and Chief Operating Officer and a director, and Kevin Idso, the Company's Vice President of Research and Development and a director, have an interest in the Sale Transaction that are in addition to the interests of the stockholders of the Company generally. As part of the closing of the Sale Transaction, the Purchaser extended offers of employment to Messrs. Wagner and Idso, which they accepted. The independent Directors of the Company were aware of these interests and considered them, among other matters, in unanimously approving the principal terms of the Sale Transaction. As Directors, Messrs. Wagner and Idso abstained from voting on the Sale Transaction.

The following table depicts the pro forma effect of the Sale Transaction on the Company's condensed consolidated balance sheet

                                                                       Impact of the
                                                                        the Sale of          Pro forma
                                                                         Company's             Balance
                                                  Balance Sheet         Operating               Sheet
                                                   December 31,         Assets and           December 31,
                                                       2002             Liabilities              2002
                                                   ------------         ------------         ------------
Current Assets:
     Cash                                          $        375       $     19,750 (2)       $     20,125
     Accounts receivable, net                            16,526            (16,526)(2)                 --
                                                         19,939            (19,939)(2)                 --
     Prepaid and other assets                            14,730            (14,730)(2)                 --
                                                   ------------                              ------------

          Total current assets                           51,570                                    20,125
Equipment, net                                           12,554            (12,554)(2)                 --
Deposits                                                  7,408             (7,408)(2)                 --
                                                   ------------                              ------------

           Total assets                            $     71,532                              $     20,125
                                                   ============                              ============

Current liabilities:
     Accounts payable and accrued expenses              262,193           (148,733)(1)             81,416
                                                                           (32,055)(2)
     Deferred revenue                                    12,959            (12,959)(2)                 --
     Deferred rent                                        9,959             (9,959)(2)                 --
     Line of credit payable                             150,000            (75,000)(2)             75,000
                                                   ------------                              ------------

          Total current liabilities                     435,111                                   156,416

Convertible subordinated debentures, net of
      current portion                                   488,212           (448,212)(1)                 --

Stockholders' Deficit
      Common stock                                          856                890 (1)              1,746
      Additional paid in capital                     16,085,910            712,811 (1)         16,798,721
     Accumulated deficit                            (16,938,557)          (116,756)(1)        (16,936,758)
                                                                           118,555 (2)
                                                   ------------                              ------------

          Total stockholders' deficit                  (851,791)                                 (136,291)
                                                   ------------                              ------------

             Total liabilities and stockholders'
                 deficit                           $     71,532                              $     20,125
                                                   ============                              ============


(1) - Reflects the following transactions which occurred subsequent to year in connection with the Sale Transaction.

                                                                          Number of
                                                                          Shares of
                                                                         Common Stock        Value
                                                                        -------------------------------
        Conversion of convertible subordinated debentures along with
        accrued and unpaid interest                                          150,949      $   596,945
        Issuance of shares of common stock in satisfaction of
        registration penalties                                                 3,454           16,756
        Issuance of shares of common stock for services performed by the Company's financial and legal advisors and for advances
        from Houston                                                         100,000          100,000

(2) -   Reflects the assets and liabilities acquired by Houston in exchange for
        (i) $19,750; (ii) the assumption of a portion of the Company's bank indebtedness in the amount of $75,000 plus interest; and (iii) the assumption of certain accrued payables totaling $32,055.

In March 2003, the company sold 10,000 shares of common stock to three of its directors for $10,000. The proceeds will be used for working capital. The sales of these shares is not reflected in the above pro forma balance sheet.

GENERAL

During 2002 and prior to the Sales Transaction, the company provided custom interactive multimedia software. The Company designed, developed, and marketed custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations, and corporate communications. As described above, as of March 3, 2003, the company had no business operations.

CUSTOM MULTIMEDIA SOFTWARE

The Company provided technical consulting services that included analysis, design, and development of technology-based solutions and specializes in providing training solutions. Technology-based training encompasses a wide range of emerging technologies in the area of employee training, and can come in the form of computer-based training, web-based training, electronic performance support systems, and multimedia manuals. In addition, the Company also designed and developed software for sales and marketing applications and corporate communications.

Depending on a customer's needs, the Company produced multimedia software that included interactive computer animation, full motion video, audio, high-end color graphics, text and hypertext providing vivid and effective instruction and information. The software developed by the Company can be distributed over multiple platforms including MS Windows(TM) and DOS and can be delivered on diskette, CD-ROM, or the Internet. The Company had adapted its services using new and emerging technologies, such as internal corporate intranets or the Internet.

COMPUTER-BASED TRAINING ("CBT"). The Company designed and developed custom computer-based training software, which provided an interactive learning experience to instruct employees how to use complex equipment or to understand complicated industrial processes by simulating operation and production procedures. The Company's software typically replaced or supplemented technical manuals and operating documentation and provided interactive self-paced training. It also often incorporated cut-away views of equipment that would be difficult or impossible to display in a real-world setting and enables users to learn complex processes by viewing them in real or lapsed time or in slow motion. Based on studies conducted and published by the American Society for Training and Development, management believed that CBT enabled users to master skills and retain information more effectively than traditional instructor-led training.

WEB-BASED TRAINING ("WBT"). Recent technological developments and advances in computer network technology enabled the Company to deliver computer-based training over corporate intranets or the Internet via the Web. Web-based materials can be text-based (such as, lecture notes, case studies, and assignments) or they may be much like sophisticated CBT courseware. As a result of rapidly advancing Web browsers, high-speed communications, and innovative instructional design, it is possible that real-time animation, video, audio, and conferencing could be features included in a WBT solution. In addition, the incorporation of WBT allows users to have access from anywhere in the world.

ELECTRONIC PERFORMANCE SUPPORT SYSTEMS ("EPSS"). The goal of an EPSS is to provide whatever information is necessary to accelerate performance and learning at the moment of need - commonly referred to as HELP SYSTEMS. The Company designed and developed custom EPSS software to enable users to perform better at their jobs. This software provided computer-based support that is integrated into a workstation or work environment, and acts as a combination coach/trainer/job aid/reference. The Company believed that EPSS increases employee productivity by providing needed information and training when and where it is needed - and in an amount and format that is the most useful to the user.

MULTIMEDIA MANUALS. The Company provided turnkey multimedia manual services, using internally developed and off-the-shelf software tools. These tools enabled the company to convert customer manuals, reference guides, or other technical materials into interactive multimedia software, including full-motion video, audio, animation and interaction. The Company believed that these services enable customers to obtain a technology-based solution in less time and at a relatively low cost as compared to traditional custom software services.

SALES AND MARKETING. The Company designed and developed custom sales and marketing software which enabled manufacturers and distributors to demonstrate their products to potential customers at trade shows or in kiosks. This software can enhance sales and marketing presentations by encouraging customer participation through the use of interactive product demonstrations.

CORPORATE COMMUNICATIONS. The Company designed and developed custom multimedia software for internal and external corporate communications. Examples include software used to disseminate corporate policies and procedures and information about a company's products and services. The Company believed that its custom multimedia development services could be used to create a technology-based solution, including web-based, that is comprehensive and cost-effective and delivers lively and compelling messages to large groups of employees in disparate locations.

CUSTOMERS AND BACKLOG

The Company's multimedia customers traditionally had been comprised primarily of large manufacturers who must train employees to use complex equipment or understand complicated industrial processes. In the past, such customers have represented a broad range of industries including automotive, packaging, electronics, pharmaceutical, beverage bottling, fitness and food manufacturing industries, as well as government agencies located throughout the United States. The actual number of customers has been relatively small, with the majority of annual revenues coming from one large customer, an automotive manufacturer. This lack of customer diversification and significant reduction in revenues from this one large customer was one of the primary reasons that the Company did not believe it could survive.

During 2002, approximately $97,000, or 27%, of the Company's revenue was earned from an automotive manufacturer with the other 73% from a variety of manufacturing and service providers. During 2001, approximately $1,399,000, or 80%, of the Company's revenue was earned from one customer, an automotive manufacturer.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 2002 and 2001, costs associated with research and development activities have been nominal.

SALES AND MARKETING

As of December 31, 2002, the Company employed two persons involved in sales who receive a combination of salary and commission. The direct sales force focused on large customers and leverages its industry experience to access target organizations within particular vertical markets. The Company also employed other business development and marketing techniques to communicate directly with current and prospective clients. As of the date of the Sales Transaction, the company no longer had a sales force.

In order to increase revenues, the Company focused its sales and marketing strategy and targeted its efforts to providing technology-based training solutions to the manufacturing and transportation industries.

Existing clients were an important component of the Company's marketing strategy. Follow-on projects leverage sales and marketing resources and strengthen the Company's client relationships. The Company believed that it had good relationships with its existing customer base and expected that these contacts would enable it to successfully pursue this strategy.

COMPETITION

The information technology consulting, software development, and business solution markets include a large number of participants, are subject to rapid change, and are highly competitive. The Company competed with and faced potential competition for clients and experienced personnel from a number of companies that had substantially greater financial, technical, sales, marketing, and other resources, generate greater revenues, and had greater name recognition than the Company. These markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. In addition, clients may elect to use their internal information systems resources to satisfy their needs for software and application development and consulting services, rather than using those offered by the Company.

The Company's custom multimedia software business competed with companies that produce interactive training software (custom and off-the-shelf) and other third-party suppliers of training and marketing materials, as well as internal training and information systems resources of potential customers.

INTELLECTUAL PROPERTY

Most of the Company's contracts stated that its software is proprietary and that title to and ownership of its software generally reside with the Company. The Company grants nonexclusive licenses to customers for software developed by the Company for such customers. The Company had no patents. The Company attempted to protect its rights with a combination of copyright, trade secret laws, and employee and third-party nondisclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or obtain and use information that the Company regards as proprietary, such as source codes or programming techniques.

As the number of software products increases and their functionality further overlaps, the Company acknowledged that software programs could increasingly become the subject of infringement claims. Although the Company's products have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of December 31, 2002, the Company had eight full-time employees, two of whom were in administration, two in sales and marketing, and four of whom held professional technical positions. No Company employees are represented by unions. Management believed the Company's employee relations were good. Upon signing of the definitive agreement with Houston Associates on January 23, 2003, Six employees became employees of Houston Associates and the remaining employees were terminated. Ernest Wagner and Kevin Idso, the Company's only employees, are also employed by Houston Associates. They are currently facilitating the sale of the Company to SecureD Services, and will have no continuing involvement when and if that transaction closes.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leased office space in Annapolis, Maryland (approximately 6,800 sq. ft.). The lease was assigned to the Purchaser in the Sales Transaction. The Company continues to use this location as a mailing address on administrative matters until a follow on sale is consummated.

ITEM 3.  LEGAL PROCEEDINGS:

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By a unanimous vote of all independent directors, Southern Software Group, Inc.'s (formerly Strategic Solutions Group, Inc.) (the "Company") Board of Directors approved, on January 23, 2003, an Asset Purchase Agreement ("Purchase Agreement") by and among the Company, Houston Associates, Inc. ("Houston"), and a newly formed corporation that is a wholly owned subsidiary of Houston (the "Purchaser") as described in Part 1, Item 1 - Business. The Company thereafter received shareholder approval obtained by written consent ("Shareholders Consents") in lieu of holding a meeting. The Shareholders Consents represent approval by a majority of the outstanding shares of common stock of the Company that is required under Delaware law in order to effect the Sale Transaction.

The Company provided an Information Statement to all of its holders of capital stock pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. This Information Statement was furnished to stockholders for the purpose of informing them of the Company's sale of substantially all of its assets to the Purchaser. The Company filed a Definitive Information Statement with the Securities and Exchange Commission on February 11, 2003. The Company closed the Sales Transaction on March 3, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was, until March 14, 2003, quoted on the OTC Bulletin Board, a service provided by the NASDAQ Stock Market, Inc. under the symbol "SSGI." In connection with the sales transaction described in "Part 1, Item 1, Business", the Company changed its name to Southern Software Group, Inc., changed its ticker symbol to "SSWG", and effected a 35:1 reverse stock split. The stock is still quoted on the OTC Bulletin Board.

The following table shows the high and low sale prices, adjusted for the 35:1 reverse stock split, for the Company's Common Stock, for the periods indicated, based upon information supplied to the Company by NASDAQ. The prices are inter-dealer prices, and do not include retail mark up, mark down or commission and not necessarily represent actual transactions.

                  Year                     High              Low
                  ----                     ----              ---
         2002
         ----
         1st Quarter                       $4.20             $2.80
         2nd Quarter                       $4.55             $2.10
         3rd Quarter                       $2.80             $1.40
         4th Quarter                       $1.75             $0.35

         2001
         ----
         1st Quarter                       $6.65             $2.80
         2nd Quarter                       $8.05             $2.10
         3rd Quarter                       $8.05             $4.20
         4th Quarter                       $5.60             $2.80

The closing bid price (adjusted for the reverse stock split of 35 for 1) for the Company's Common Stock on March 7, 2003, was $0.70. The Company had approximately 2,400 holders of record of Common Stock as of December 31, 2002. Approximately 35% of our 508,934 shares of common stock outstanding were held in street name by an unknown number of beneficial owners.

No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of the date of this filing, the Company has no business operations, two non-paid employees, nominal assets, and a significant working capital deficit. The Company is essentially a public shell corporation that is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company.

The following discussion describes the Company's operations prior to the Sale Transaction (see Part 1, Item 1 - Business for a description of the Sale Transaction).

The Company's 2002 and prior revenues are comprised of service fees, product sales, and royalties. Service fees are generated from the development of custom multimedia software. Royalties are paid to the Company by customers who resell copies of software developed by the Company for such customers. The business which generated these revenues was sold in the sales transaction.

FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

Total revenues for the year ended December 31, 2002 was $362,799 as compared to $1,750,194 for the same period of 2001, a decrease of approximately $1,387,000 or 79%. During 2002, the Company began to experience a downturn in contract activity and revenue from its major customer. As reported in the September 30, 2002 Form 10-QSB, the Company was anticipating finalizing two contracts totaling $1,073,000 with its major customer in the early part of the fourth quarter of 2002. It was successful in finalizing one of the contracts in the amount of $93,000 but was unable to finalize the other $980,000 contract. The Company received notification in 2003 from this customer that the pending contract for $980,000 was put on an indefinite hold, and would not be able to say when or if it would be processed.

Due in part to the loss of business from the Company's majority customer during 2002, as shown in the following table, management and the Board of Directors did not believe that the Company had any opportunities for continuing as a going concern, and executed the Sales Transaction. While the Company continued to pursue other customers, it was unable to generate a sufficient number of new contracts to enable it to replace the loss of revenue from its major customer.

                                2002       Percent of     2001       Percent of
                               Revenue       Revenue     Revenue       Revenue
                             ----------      -------   ----------      -------
      Automotive Customer    $   97,000        27%     $1,400,000        80%
      All other Customers       266,000        73%        350,000        20%
                             ----------                ----------

      Total                  $  363,000       100%     $1,750,000       100%
                             ==========                ==========

During the year ended December 31, 2002, the cost of service fees for custom multimedia software services was $400,445 as compared to $851,564 in the prior year, resulting in a negative gross margin of approximately (11%) and a positive gross margin of 51%, respectively. The Company experienced a negative gross margin as a result of our revenue not being sufficient to cover our fixed operating costs. We undertook significant cost reduction actions, especially during the second half of 2002, including the reduction in our workforce and salary deferrals for remaining employees. We were not, however, able to reduce our fixed operating costs to such a level that we could operate with a positive gross margin. As noted above, we were hopeful that the contracts with our major customer would be finalized, but that never occurred.

During the year ended December 31, 2002, selling, general and administrative expenses were $684,454 as compared to $997,100 in the prior year, a decrease of approximately $313,000, or 31%. This decrease is primarily the result of significant cost cutting measures including unpaid workdays, head count reductions and salary deferrals. Management believes it took prudent action to reduce expenses and preserve cash availability.

Our loss from operations from the year ended December 31, 2002 of $722,100 was $623,630, or more than six times our loss from operations of $98,470 for the year ended December 31, 2001. The increase in our operating loss was due primarily to a significant decrease in revenue.

During the year ended December 31, 2002, other income increased by approximately $171,000 while other expenses increased by approximately $22,000. Other income consists primarily of the value of the penalties waived in 2002, capital gains on the sale of shares of an investment and the settlement of claims against High Speed Access Corporation and the principal owners of Digital Chainsaw, Inc. The increase in other expenses is a result of interest expense and amortization of discount and issue costs which were recorded during 2001.

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

                                                  2001           2000
                                               ---------      ---------
         Operating loss                        $ (98,470)     $(361,403)
         Extraordinary gain on the
            extinguishment of debt                    --        418,255
         Other                                   (24,950)       (32,418)
                                               ---------      ---------
         Net income (loss)                     $(123,420)     $  24,434
                                               =========      =========

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

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had $375 in cash and a significant working capital deficit. As a result of the business downturn the Company experienced during 2002, management and the Board of Directors did not believe that sufficient business opportunities existed that would generate sufficient cash flow to continue as a going concern. As such, the Company's Board of Directors approved the Sales Transaction.

Subsequent to December 31, 2002, the Company received $9,750 from the Sales Transaction, $37,051 from Houston from the sale of 35,000 shares of its common stock, and $10,000 from the sale of 10,000 shares of its common stock to three of its officers on February 27, 2003.

For the year ended December 31, 2002, the Company used net cash of $203,991 from operations. The net cash used was a primarily a result of the net loss offset by the collection of receivables which were outstanding at December 31, 2001 and the increase in accounts payable and accrued liabilities due to the lack of available funds to pay these items. The Company received net cash of $31,111 from investing activities from the sale of the remaining shares of High Speed Access stock it held and received net cash of $67,825 from financing activities from borrowings. At December 31, 2002 the Company has drawn the full amount of $150,000 allowed under its line of credit. It has no other readily accessible funds or sources of funds.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants, dated March 14, 2003, a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern.

As a result of the business downturn experienced by the Company, management and the Board of Directors did not believe that sufficient opportunities existed for the Company to continue as a going concern and completed the Sales Transaction. As of the date of this filing, the Company has no business operations, two non-paid employees, nominal assets, and a working capital deficit. The Company is effectively a public shell corporation that is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company. Shareholders of the Company will experience substantial dilution should this transaction be completed. Should the Company be unable to complete such a transaction, the Company will not have sufficient funds to continue to exist.

Subsequent to December 31, 2002, the Company completed the following capital stock transactions in order to raise the necessary funds to maintain the Company or as part of the Sales Transaction

                                                 Number of
                                                 Shares of
                                                  Common
                                                   Stock      Value     Purpose
                                                 ---------   --------   -------
Conversion of convertible subordinated
debentures along with
accrued and unpaid interest                        150,949   $596,945     (1)

Issuance of shares of common stock
in satisfaction of registration penalties            3,454     16,756     (2)

Issuance of shares of common stock for
services performed by the Company's
financial and legal advisors and in
satisfaction of amounts advanced by Houston        100,000    100,000     (3)

Issuance of shares of common stock for cash         10,000     10,000     (4)

(1) - The conversion of the convertible subordinates debentures was necessary to effectuate the merger by written consent in lieu of a shareholder meeting.

(2) - The Company issued these shares in satisfaction of a contractual obligation to repurchase shares of common stock from a shareholder.

(3) - The Company issued 35,000 shares of its common stock to Houston Associates for cash needed for working capital. In addition the Company issued to National Capital 35,000 shares of its common stock and to its law firm 30,000 shares of common stock in partial satisfaction of amounts due these firms.

(4)- The shares were sold to three of the Company's directors for cash needed for working capital.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                          SOUTHERN SOFTWARE GROUP, INC.
                   (Formerly Strategic Solutions Group, Inc.)

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

Reports of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheets, December 31, 2002 and 2001                  F-3

Consolidated Statements of Operations for the years ended
         December 31, 2002 and 2001                                      F-4

Consolidated Statements of Stockholders' Deficit for the years
         ended December 31, 2002 and 2001                                F-5

Consolidated Statements of Cash Flows for the years
         ended December 31, 2002 and 2001                                F-6

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Southern Software Group, Inc.


We have audited the accompanying consolidated balance sheets of Southern Software Group, Inc. (formerly Strategic Solutions Group, Inc.) and its subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Strategic Solutions Group, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, effective March 3, 2003 the Company sold its operating assets and liabilities. Following this sale the Company has no business and is seeking to merge with an operating business. The Company has recently negotiated a letter of intent that calls for the Company to be acquired (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company. The Company has since its inception experienced regular and recurring losses and negative cash flow from operations. The Company has a significant accumulated deficit of $16,938,557 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP


Baltimore, Maryland
March 14, 2003

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                   (Formerly Strategic Solutions Group, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,    December 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                     ASSETS

Current assets:
       Cash and cash equivalents                                  $        375    $    105,430
       Accounts receivable, net of $18,320 and $25,000
          allowance for doubtful accounts, at December 31,
          2002 and 2001                                                 16,526         121,435
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                      19,939         153,358
       Prepaid expenses and other current assets                        14,730          25,923
                                                                  ------------    ------------
          Total current assets                                          51,570         406,146

Property and equipment, net                                             12,554          22,432
Investments                                                               --            19,139
Other assets                                                             7,408           8,233
                                                                  ------------    ------------
                                                                  $     71,532    $    455,950
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
       Accounts payable and accrued liabilities                   $    262,193    $    197,054
       Deferred revenue                                                 12,959           5,893
       Deferred rent                                                     9,959            --
       Line of credit payable                                          150,000            --
       Notes payable - shareholder                                        --            88,000
                                                                  ------------    ------------
          Total current liabilities                                    435,111         290,947

Convertible subordinated debentures                                    488,212         431,565
                                                                  ------------    ------------
          Total liabilities                                            923,323         722,512
                                                                  ------------    ------------

Commitments and contingencies                                             --              --

Stockholders' deficit
       Common stock, $.0001 par value. Authorized 25,000,000
          and 10,000,000 shares; issued and outstanding 244,548
          and 251,215 shares as of December 31, 2002 and 2001              245             251
       Additional paid-in capital                                   16,086,521      16,054,514
       Accumulated deficit                                         (16,938,557)    (16,340,466)
       Accumulated other comprehensive income                             --            19,139
                                                                  ------------    ------------
          Total stockholders' deficit                                 (851,791)       (266,562)
                                                                  ------------    ------------
                                                                  $     71,532    $    455,950
                                                                  ============    ============

              The accompanying notes are an integral part of those
                       consolidated financial statements.

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                   (Formerly Strategic Solutions Group, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                   ---------------------------
                                                       2002            2001
                                                   -----------    ------------
Revenues
   Service                                         $   359,724    $ 1,744,849
   Royalty                                               3,075          5,345
                                                   -----------    -----------
              Total revenue                            362,799      1,750,194
                                                   -----------    -----------

Expenses
   Cost of service                                     400,445        851,564
   Selling, general and administrative                 684,454        997,100
                                                   -----------    -----------
              Total operating expenses               1,084,899      1,848,664
                                                   -----------    -----------
Income (loss) from operations                         (722,100)       (98,470)
                                                   -----------    -----------

Other income                                            29,907         63,639
Interest expense and other, net                       (125,317)      (102,847)
Gain on sale of investments                             30,842         14,258
Proceeds from litigation settlement                    188,577           --
                                                   -----------    -----------
              Total other income (expense)             124,009        (24,950)
                                                   -----------    -----------
Net loss                                           $  (598,091)   $  (123,420)
                                                   ===========    ===========

Loss per common share - Basic and Diluted

   Net loss per common share                       $     (2.43)   $     (0.50)
                                                   ===========    ===========
Weighted average number of common shares
  outstanding - Basic and Diluted                      246,471        248,955
                                                   ===========    ===========

              The accompanying notes are an integral part of those
                       consolidated financial statements.

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                   (Formerly Strategic Solutions Group, Inc.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                              Accumulated
                                                                                 Additional                     Other
                                                                Common Stock      Paid-in     Accumulated   Comprehensive
                                                      Shares       Amount         Capital       Deficit         Income       Total
                                                    --------------------------------------------------------------------------------
Balance, January 1, 2001                               235,905     $  236     $ 16,053,142   $(16,217,046)   $  69,269    $ (94,399)

    Stock issued in connection with the
     purchase of convertible subordinated
     debentures                                         20,000         20           76,560             --           --       76,580
    Exercise of stock options                            4,085          4           16,772             --           --       16,776
    Common stock issued to an employee
     in lieu of compensation                             2,177          2           11,029             --           --       11,031
    Shares reserved under Repurchase
     Agreement (Note7)                                      --         --          (88,000)            --           --      (88,000)
    Repurchase of common stock under
      Repurchase Agreement (Note 7)                    (10,952)       (11)         (91,989)            --           --      (92,000)
    Redemption of investments                               --         --               --             --      (32,956)     (32,956)
    Value of beneficial conversion feature
     related to convertible subordinated debt               --         --           77,000             --           --       77,000
    Net (loss)                                              --         --               --       (123,420)          --     (123,420)
          Other comprehensive income
          Unrealized depreciation in the value of
                   investments                                         --               --             --      (17,174)     (17,174)
                                                                                                                           ---------
          Comprehensive Loss                                                                                               (140,594)

                                                    --------------------------------------------------------------------------------
Balance, December 31, 2001                             251,215        251       16,054,514    (16,340,466)      19,139     (266,562)

    Unrealized depreciation in the value of
    investments                                             --         --               --             --       (7,519)      (7,519)
    Redemption of investments                               --         --               --             --      (11,620)     (11,620)
    Shares released from Repurchase Agreement                                       88,000                                   88,000
    Repurchase of common stock under
    Repurchase Agreement                                (6,667)        (7)         (55,993)            --           --      (56,000)
    Net (loss)                                              --         --               --       (598,091)          --     (598,091)

                                                    --------------------------------------------------------------------------------
Balance, December 31, 2002                             244,548     $  245     $ 16,086,521   $(16,938,557)   $       0    $(851,791)
                                                    ================================================================================

              The accompanying notes are an integral part of those
                       consolidated financial statements.

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                   (Formerly Strategic Solutions Group, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                                2002        2001
                                                                             ----------------------
Cash flows from operating activities
    Net loss                                                                 $(598,091)   $(123,420)
    Adjustments to reconcile net loss to net cash used in
           operating activities
       Depreciation and amortization                                             7,923       30,349
       Amortization of deferred financing costs                                 37,443       31,284
       Amortization of beneficial conversion
           feature on convertible subordinated debentures                       19,203       14,155
       Other                                                                   (16,570)        --
       Gain on sale of investments                                             (30,842)        --
       Common stock issued for compensation in lieu of cash                       --         11,031
       Non cash expense for services                                              --        (15,224)
       Increase (reduction) of allowance for doubtful accounts                  (6,680)        --
       Other                                                                     1,689      (61,119)
       Increase (decrease) in cash from changes in assets and liabilities:
           Accounts receivable                                                 245,008     (213,548)
           Prepaid expenses and other current assets                            37,368       94,007
           Other assets                                                            825        5,273
           Accounts payable and accrued liabilities                             81,708       36,053
           Other liabilities                                                     9,959         --
           Deferred revenue                                                      7,066      (72,832)
                                                                             ---------    ---------
    Net cash used in operating activities                                     (203,991)    (263,991)
                                                                             ---------    ---------


Cash flows from investing activities
    Proceeds from the sale of investments                                       30,842       14,258
    Proceeds from disposal of assets                                             1,489
    Capital expenditures                                                        (1,220)     (11,488)
                                                                             ---------    ---------
    Net cash provided by (used in) investing activities                         31,111        2,770
                                                                             ---------    ---------

Cash flows from financing activities
    Proceeds from issuance of convertible subordinated debenture                  --        350,000
    Payments to repurchase common stock                                           --        (92,000)
    Payments on financing costs                                                   --        (14,886)
    Borrowings on short-term debt                                              418,963
    Payments on short-term debt                                               (351,138)     (96,000)
                                                                             ---------    ---------
    Net cash provided by financing activities                                   67,825      147,114
                                                                             ---------    ---------

Net increase in cash and cash equivalents                                     (105,055)    (114,107)

Cash and cash equivalents, beginning of year                                   105,430      219,537
                                                                             ---------    ---------
Cash and cash equivalents, end of year                                       $     375    $ 105,430
                                                                             =========    =========

Supplemental disclosures of cash paid:
    Interest                                                                 $   7,923    $   7,670
    Income taxes                                                                  --           --

Supplemental schedule of noncash investing and financing activities:
    Options issued as payment for accrued penalties                          $    --      $  12,000
    Options exercised for the payment of directors' fees                          --         16,776
    Stock issued in connection with the sale of convertible
       subordinated debenture                                                     --         76,580
    Beneficial conversion feature related to convertible debentures               --         77,000


              The accompanying notes are an integral part of those
                       consolidated financial statements.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SALE OF THE OPERATING ASSETS AND LIABILITIES. On January 23, 2003, by a unanimous vote of all of the independent directors, Southern Software Group, Inc.'s (formerly Strategic Solutions Group, Inc.) (the "Company") Board of Directors approved an Asset Purchase Agreement ("Purchase Agreement") pursuant to which the Company agreed to sell its operating assets (the "Sale Transaction") for a purchase price ("Purchase Price") of (i) $19,750; (ii) the assumption of a portion of the Company's bank indebtedness in the amount of $75,000 plus interest; and (iii) the assumption of certain accrued payables. The Company thereafter received shareholder approval by obtaining the written consent of a majority of its outstanding shares of common stock ("the Shareholders Consent") in lieu of holding a meeting. The Company provided an Information Statement to all of its stockholders pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. This Information Statement was furnished to stockholders for the purpose of informing them of the Company's sale of all of its operating assets to the Purchaser. The Company filed a Definitive Information Statement with the Securities and Exchange Commission on February 11, 2003. The Sales Transaction was closed on March 3, 2003.

Upon signing the Purchase Agreement, the Purchaser advanced funds in the aggregate amount of $37,051 to be used for payroll and for payment of certain liabilities. The Company issued 35,000 shares of its common stock to Houston in full satisfaction of this advance. The advance from Houston was necessary since the Sale Transaction did not generate sufficient cash to pay the Company's remaining creditors or cash for distribution to shareholders.

One of the assets that was sold to the Purchaser in the Sale Transaction was the exclusive right to the use of the Strategic Solutions name. Accordingly, the Shareholders Consents authorized an Amendment to the Company's Certificate of Incorporation to change the Company's name to "Southern Software Group Inc." The name change was effected on March 13, 2003.

Prior to executing the Purchase Agreement, the Company's Board of Directors strongly believed that continued operation of the Company's business as the only business of a public company was not in the best interests of the Company's stockholders as evidenced by the Company's continuing losses and negative operating cash flow. The Company's Board of Directors determined that the Sale Transaction was the best available alternative for the Company and its stockholders.

The Company is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a non-binding letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company. Shareholders of the Company will experience substantial dilution should this transaction be completed. The Company has not executed a definitive agreement for this transaction and there can be no assurance that this, or any transaction will be consummated. Should the Company be unable to complete such a transaction, the Company will not have sufficient funds to continue to exist.

In anticipation of and to facilitate a merger with an operating business, the Shareholders Consent approved an amendment to the Company's Certificate of Incorporation that would, among other things, (i) increased the number of authorized shares to 55,000,000, of which 5,000,000 shares shall be made up of a class of authorized preferred stock, the rights, privileges and preferences of which can be set by the Board of Directors without shareholder vote; (ii) authorized a reduction in the number of outstanding shares of common stock by implementing a reverse stock split at the ratio of 35:1 (one share of new stock issued for each existing thirty five shares) such that there exists approximately 500,000 shares immediately prior to the completion of the merger;
(iii) authorized the Board of Directors to change the name of the corporation without shareholder vote to coincide with any new business or enterprise engaged in by the Company; and (iv) to effect any other changes permitted by Delaware law deemed necessary by the Company. There is no

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

assurance that a merger will be consummated or consummated in a timely manner. If the Company fails to merge with an operating business or businesses in a timely manner, the Company is not likely be able to meet its reporting obligations and comply with other requirements of a publicly held corporation.

All share and per share amounts have been retroactively adjusted to give effect to the 35:1 reverse stock split.

Subsequent to the December 31, 2002, the following equity transactions were completed either as part of the Sales Transaction or to raise additional working capital.

                                                   Number of Shares of
                                                      Common Stock       Value
                                                   -------------------  --------
Conversion of convertible subordinated debentures
along with accrued and unpaid interest (1)               150,949        $596,945
Issuance of shares of common stock in satisfaction
of registration penalties (2)                              3,454          16,756
Issuance of shares of common stock for services
performed by the Company's financial and legal
advisors and for advances from Houston (3)               100,000         100,000
Issuance of shares of common stock for cash (4)           10,000          10,000

(1) The conversion of the convertible subordinates debentures was necessary to effectuate the merger by written consent in lieu of a shareholder meeting.

(2) The Company issued these shares in satisfaction of a contractual obligation to repurchase shares of common stock from a shareholder.

(3) The Company issued 35,000 shares of its common stock to Houston Associates for cash needed for working capital. In addition the Company issued to National Capital 35,000 shares of its common stock and to its law firm 30,000 shares of common stock in partial satisfaction of amounts due these firms.

(4) The shares were sold to three of the Company's directors for cash needed for working capital.

DESCRIPTION OF BUSINESS. Prior to the Sale Transaction, the Company was a full-service provider of technology based software solutions. The Company specialized in the development of custom interactive multimedia software for use in the areas of process enhancement, technical documentation, training, and performance support for a variety of commercial and industrial end-users.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Southern Software Group, Inc. and its wholly owned subsidiary that is inactive. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION. Revenue on fixed-priced contracts are generally recorded using the percentage of completion method based on a relationship of costs incurred to the estimated total costs of the project. Revenues on cost reimbursable and time and material contracts are recorded as labor and other expenses are incurred. Revenues from software development, consulting and training services are recognized as services are performed. Revenues from custom multimedia software products are recognized using the percentage of completion method due to the significant customization involved in their development. Revenues from the sale of third party hardware and software products recognized when products are shipped. Revenues from royalties are recognized in the period for which the royalties are earned. Software products generally are delivered without post sale vendor obligations and without a significant obligation to the customer. Deferred revenue represents amounts advanced by customers and is recognized as revenue upon delivery of the products or services.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

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

NET LOSS PER COMMON SHARE. The Company reports basic and diluted earnings per share. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The effect on weighted average shares outstanding of securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented, were approximately 213,000 common stock equilivants for both 2002 and 2001.

STOCK BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Stock Compensation - Transition and Disclosure". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our common stock and the exercise price.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

The following table illustrates the effect on net income (loss) and net income
(loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

                                                        2002           2001
                                                     ----------     ----------
Net income (loss)
  As reported:                                       $ (598,091)    $ (123,420)
  Less total stock-based compensation expense
       determined under fair value-based method for
       all awards                                      (244,155)      (316,480)
                                                     ----------     ----------

  Pro forma                                            (842,246)      (439,900)
                                                     ==========     ==========

Net income (loss) per share, basic and diluted
  As reported                                        $    (2.43)    $    (0.50)
  Pro forma                                          $    (3.42)    $    (1.77)

The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. The Company determined the value of stock grants made to both employees and non-employees based on the quoted market price of our common stock on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. The Company is currently in the process of evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation.

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

For the year ended December 31, 2002 and 2001, one customer, an automotive manufacturer, accounted for 27% and 80%, respectively, of the Company's revenue.

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

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

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

GOING CONCERN. As noted above, subsequent to year-end the Company has sold all of its operating assets in the Sale Transaction. As such, following the closing of the Sale Transaction on March 3, 2003, the Company has no business operations, two non-paid employees, nominal assets, and a significant working capital deficit. The Company is essentially a public shell corporation that is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the company as a going concern. The Company has experienced net losses and negative cash flows from operations during 2002 and 2001. As shown in the financial statements, the Company has accumulated deficit of $16,938,557 at December 31, 2002. Management of the Company believes that without completing the reverse merger with SecureD Services that it will not have sufficient cash to fund even its current level of corporate maintenance in the future, and may not be able to continue. As such, the Company's continuation as a going concern is dependent upon its ability to complete the transaction with Secure D Services and to raise additional financing prior to the closing of that transaction in order to fund costs the Company is incurring to remain in good standing with the State of Maryland and the Securities and Exchange Commission. The effect of the Sales Transaction, lack of accessible funds, significant working capital deficit and continued losses are factors among others that indicate the Company may be unable to continue as a going concern. The Company is actively working to complete the SecureD Services transaction and is pursuing additional funding as necessary to provide for working capital. Subsequent to December 31, 2002, the Company has sold 10,000 shares of its common stock to three of its directors for $10,000 for working capital. SecureD Services has also agreed to provide the Company with a working capital bridge loan of up to $15,000.

Management believes that actions presently being taken will provide the Company's with the opportunity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. INVESTMENT

As a result of the Company's divestiture of U.S. Technologies, Inc. ("UST") and the subsequent merger of UST with and into a subsidiary of Digital Chainsaw, Inc. ("Digital Chainsaw") in 1999, the Company held 641,045 shares of Digital Chainsaw common stock. At December 31, 1999, the Company had established a reserve for the full value of the Digital Chainsaw common stock it held since at that time the Company did not believe that this investment had any value.

In August 2000, Digital Chainsaw was acquired by High Speed Access Corporation ("High Speed Access"), (Nasdaq: HSAC), in a share exchange where each share of Digital Chainsaw was exchanged for 0.1017 shares of High Speed Access. The Company received 65,194 shares of restricted common stock of High Speed Access in exchange for the shares of Digital Chainsaw it held.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

The Company's investment in High Speed Access was contractually restricted until August 2001. During 2002 and 2001, the Company disposed of all the shares of High Speed Access stock it held, 34,177 shares in 2002 and 31,017 shares in 2001 for total proceeds of $45,100

In June 2002, the Company received $188,562 as settlement of claims against High Speed Access Corporation ("HSAC") and the principal owners of Digital Chainsaw, Inc. which has been accounted for as other income by the Company


3. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2002 and 2001 consists of the following:

                                                          2002          2001
                                                       ----------    ----------
     Accounts receivable, billed                       $   34,846    $  146,435
     Costs and estimated  earnings in excess of            19,939       153,358
     billing of uncompleted contracts
                                                       ----------    ----------

                                                           54,785       299,793

     Less allowance for doubtful accounts                 (18,320)      (25,000)
                                                       ----------    ----------

     Accounts receivable, net                          $   36,465    $  274,793
                                                       ==========    ==========


4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 and 2001 consists of the following:

                                                          2002          2001
                                                       ----------    ----------

           Computer equipment and software             $   83,989    $   96,704
           Office equipment                                60,585        63,822
           Furniture and fixtures                         137,594       137,594
           Leasehold improvements                           1,220           --
                                                       ----------    ----------

                                                          283,388       298,120
           Less accumulated depreciation                 (270,834)     (274,688)
                                                       ----------    ----------

           Property and equipment, net                 $   12,554    $   22,432
                                                       ==========    ==========

During the year ended December 31, 2001, the Company discarded fully depreciated computer equipment with an original cost of $166,307. For the years ended December 31, 2002 and 2001, depreciation expense was $7,923 and $30,349, respectively.

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2002 and 2001 consists of the following:

                                                          2002          2001

           Accounts payable                            $   52,544    $    4,469
           Accrued interest expense                       131,978        71,910
           Payroll and related expenses                    17,126        14,805
           Other                                           60,545       105,870
                                                       ----------    ----------
                                                       $  262,193    $  197,054
                                                       ==========    ==========

6. LINE OF CREDIT AND SUBORDINATED CONVERTIBLE DEBENTURES

LINE OF CREDIT
--------------

At December 31, 2002 the Company had a line of credit with a bank for up to $150,000, expiring in March 2003. The Company had borrowings of $150,000 due on this line of credit at December 31, 2002 . The line of credit is secured by the assets of the Company, and bears interest at the prime rate (4.25% at December 31, 2002) plus 2%. In connection with the Sales Transaction $75,000 of this line of credit was assumed by the Purchaser.

CONVERTIBLE SUBORDINATED DEBENTURES
-----------------------------------

Convertible subordinated debentures consisted of the following at December 31, 2002 and 2001:

                                                          2002          2001
                                                       ----------    ----------

Convertible subordinated debt (1)                      $  350,000    $  350,000
Convertible subordinated debt (2)                         250,000       250,000
                                                       ----------    ----------

Subtotal                                                  600,000       600,000
Less: unamortized debt discount                          (111,788)     (180,435)
                                                       ----------    ----------

Convertible subordinated debt, net                     $  488,212    $  419,565
                                                       ==========    ==========

In February 2003, the convertible subordinated debt along with accrued and unpaid interest totaling $596,945 was converted into 150,949 shares of the Company's common stock.

1) On March 27, 2001, the Company executed Subscription Agreements with certain existing shareholders, directors and members of executive management for the sale of fourteen units for a total of $350,000. Each unit consists of 1,429 shares of Company common stock and a $25,000 convertible subordinated debenture, bearing interest at 10%, due in 2005. The convertible subordinated debentures are convertible at the holder's option, at any time, into shares of the Company's common stock at a conversion price of $3.50 per share (the closing market price on March 27, 2001).

These debentures bear interest at 10%, with principal and accrued interest due in March and April 2005, are convertible, by the holder at any time, into shares of the Company's common stock, with the number of shares determined by dividing the unpaid principal balance and all accrued interest by $3.50. The Company calculated the value of the 20,000 shares of common stock issued as part of these units as $77,000 based on the closing market price on March 27, 2001 (the "Commitment Date"). The Company recorded the market value of the 20,000 shares of common stock issued as part of these units as a discount to the convertible

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

debentures and as common stock and additional paid in capital. The Company also calculated the value of the beneficial conversion feature associated with these debentures in accordance with EITF 98-5: Accounting for Convertible Securities and Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, of approximately $77,000 at the Commitment Date. The total discount of $154,000 is being amortized over the holding period of the debentures.

(2) On February 24, 2000 ("Issuance Date"), the Company issued a convertible subordinated debenture for $250,000. This debenture bears interest at 10%, matures February 24, 2004 and is convertible into common stock, beginning the earlier of 180 days after the Issuance Date or the effective date of the Registration Statement filed pursuant to a Registration Rights Agreement, at a conversion price of $9.80 (the "Conversion Price").

In connection with the issuance of this debenture, the Company issued a stock purchase warrant for the purchase of up to7,143 shares of the Company's common stock at $26.25 per share. This stock purchase warrant expires on February 24, 2004. Based on the relative fair value of the debenture and stock purchase warrant, the stock purchase warrant has been assigned a value of $22,500, which represents a debenture discount and will be amortized to interest expense over the life of the debenture. This fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: risk free rate of return of 5.7%; expected warrant lives of four years; volatility of 125%; and a dividend yield of 0%.

As part of the debenture, the Company also issued 7,143 shares of its common stock to the investor. The Company recorded the market value of these shares as an additional debenture discount and as common stock and additional paid in capital.


7. STOCKHOLDERS' EQUITY

On March 13, 2003, the Company amendment its Certificate of Incorporation to increase the number of authorized shares to 55,000,000, of which 5,000,000 shares shall be made up of a class of authorized preferred stock, the rights, privileges and preferences of which can be set by the Board of Directors without shareholder vote; authorizing a reduction in the number of outstanding shares of common stock by implementing a reverse stock split at the ratio of 35:1 (one share of new stock issued for each existing thirty five shares) such that there exists approximately 500,000 shares immediately prior to the completion of the merger. All share amounts in the accompanying financial statements have been retroactively adjusted to reflect the impact of the 35:1 reverse stock split.

2002 TRANSACTIONS
-----------------

In December 2002, the Company was declared in default on its obligation to a shareholder to repurchase the remaining 3,809 shares of common stock held by the shareholder in accordance with the August 15, 2001 agreement described below. $16,755 in accrued penalties remain accrued and unpaid. In February 2003, in connection with the Sale Transaction, the Company issued 3,454 shares of its common stock in full satisfaction of this penalty.

2001 TRANSACTIONS
-----------------

On August 15, 2001, the Company entered into a stock repurchase agreement with a shareholder whereby the Company agreed to repurchase 21,429 shares ("Repurchased Shares") of common stock held by the shareholder for an aggregate purchase price of $180,000. Of such Repurchased Shares, 7,143 shares were paid for in cash for $60,000 and the remaining 14,285 shares were paid for in the form of a promissory note in the principal amount of $120,000. The promissory note calls for fifteen monthly payments of $8,000 plus interest, with each payment repurchasing 952 shares of common stock. The shareholder also agreed to waive, prorata as the note is repaid, $94,250 of previously accrued penalties the Company incurred in connection with not registering these shares for resale. The Company has recorded as other income of $48,172 the accrued penalties waived at December 31, 2001.

During 2001, the Company issued to an employee 2,177 shares of its common stock in lieu of compensation. The Company determined the value of these shares of common stock issued based on the closing market price on each date of issuance.


8. STOCK OPTION PLANS

Option Repricing
----------------

On January 26, 2001, the Board of Directors unanimously approved a change in the number of options granted to employees after 90 days of service. Previous options to purchase 57 shares were replaced with new options for the purchase of 571 shares. A total of 5,143 new options were granted. These new options are exercisable at $3.50 per share, which represented the average price from January 1, 2001 to January 26, 2001, and continue to vest and expire over the four-year vesting period of the previously granted options. The new options will be accounted for as variable stock options from January 26, 2001 until the options are exercised, forfeited or expire unexercised.


2001 Stock Incentive Plan
-------------------------

On June 14, 2001 the Company's Board of Directors, subject to shareholder approval, adopted the 2001 Stock Incentive Plan, reserving 21,745 shares of common stock for issuance under this plan. On August 21, 2001 the Company received a majority vote from the shareholders for approval of this plan.

In connection with the adoption of this plan, the Board of Directors, in June 2001 also approved the re-allocation of 21,745 shares of common stock that had been previously reserved for grants under the Company's existing stock option plans (as shown below), be reserved for grants under the Company's 2001 Stock Incentive Plan. As such future grants of stock options will only be made under the Company's 2001 Stock Incentive Plan.

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

Each director of the Company who is not an employee of the Company will receive a grant of a nonqualified option upon his initial election or appointment as a director. The option will be for a number of shares of common stock equal to the lesser of (a) 100,000 or (b) $20,000 divided by the exercise price per share. The exercise price per share of these options will either be the closing price per share on the grant date or the

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

average closing price per share during the 30-day period immediately preceding the trading date, as determined by the Committee or the Board of Directors at their discretion.

A summary of option activity for the year ended December 31, 2002 and 2001 under the above Stock Incentive Plan is as follows:

                                                     Number     Weighted Average
                                                   of Options     Option Prices
                                                   -----------------------------
    Balance, August 21, 2001 (Plan inception)            --             --
        Incentive options granted                     1,714           $3.85
         Non-qualified options granted                1,429            3.85
         Exercised                                       --             --
         Expired                                      ( 914)           3.85
                                                    --------

    Balance, December 31, 2001                        2,229            3.85
        Incentive options granted                     2,286            2.45
         Non-qualified options granted                  --              --
         Exercised                                      --              --
         Expired                                     (1,258)           2.80
                                                    --------

    Balance, December 31, 2002                        3,257            4.55
                                                    ========

INCENTIVE STOCK OPTION PLANS

Since 1992, the shareholders have approved several incentive stock option plans authorizing the issuance of options for employees. The Company has granted options under these incentive stock option plans that are detailed below.

                                                                       Shares
                                                       Date Plan      Reserved
                                                        Approved      for Grant
                                                       ----------    ----------

   Incentive Stock Option Plan                            1992            1,122
   Incentive Stock Option Plan No. 2                      1994              816
   Incentive Stock Option Plan No. 3                      1997            2,286
   Incentive Stock Option Plan No. 4                      1998            2,429
   Incentive Stock Option Plan No. 5                      1999            4,286
                                                                     ----------

   Total shares reserved for granting                                    10,939
   Options previously granted                                            (9,103)
                                                                     ----------

   Reserved shares transferred to the 2001 Stock Incentive Plan          (1,836)
                                                                     ==========

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

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

A summary of option activity for the years ended December 31, 2002 and 2001 for the Company's stock option plans are as follows:

                                                    Number      Weighted Average
                                                  of Options     Option Prices
                                                  ----------    ----------------
    Balance, January 1, 2001                         2,659           $12.60
         Granted                                     7,829             3.50
         Exercised                                     --               --
         Expired                                    (3,925)            6.30
                                                  ----------

    Balance, December 31, 2001                       6,563             8.75
        Granted                                        --               --
         Exercised                                     --               --
         Expired                                    (3,551)            2.80
                                                  ----------

    Balance, December 31, 2002                       3,012             5.95
                                                  ==========


Nonqualified Stock Option Plans
-------------------------------

Since 1992, the shareholders have approved several Nonqualified Stock Option Plans authorizing the issuance of options to employees and consultants.

The Company has granted options under these non-qualified stock option plans that are detailed below.

                                                   Date Plan     Shares Reserved
                                                    Approved         for Grant
                                                   ----------    ---------------
   Nonqualified Stock Option Plan                      1992              245
   Nonqualified Stock Option Plan No. 2                1994            2,041
   Nonqualified Stock Option Plan No. 3                1995              388
   Nonqualified Stock Option Plan No. 4, 5 and 6       1996            8,071
   Nonqualified Stock Option Plan No. 7                1997            2,857
   Nonqualified Stock Option Plan No. 8 and 9          1998            1,429
   Nonqualified Stock Option Plan No. 10 and 11        1999           33,143
   Nonqualified Stock Option Plan No. 12               2000           45,714
                                                                   -----------

   Total shares reserved for granting                                 93,888
   Options previously issued                                         (73,979)
                                                                   -----------

   Reserved shares transferred to the 2001 Stock Incentive Plan       19,909
                                                                   ===========

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

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

A summary of option activity for the years ended December 31, 2001 and 2000 under the above Nonqualified Stock Option Plans are as follows:

                                                Number       Weighted Average
                                              of Options      Option Prices
                                              ----------     ----------------

    Balance, January 1, 2001                      48,670         $  5.60
         Granted                                  15,143            3.50
         Exercised                               ( 4,085)           4.20
         Expired                                 ( 1,090)          12.25
                                              ----------

    Balance, December 31, 2001                    58,638            5.95
        Granted                                      --              --
         Exercised                                   --              --
         Expired                                 ( 2,857)           4.90
                                              ----------

    Balance, December 31, 2002                    55,781            5.95
                                              ==========


Additional SFAS 123 Disclosures
-------------------------------

The following table summarizes additional information about the stock options outstanding under the Company's stock option plans at December 31, 2002:

                                    Options Outstanding                          Options Exercisable
                    ----------------------------------------------------- -----------------------------------
                                      Weighted-Average
Actual Range of        Options           Remaining          Weighted          Options
                     Outstanding at     Contractual         Average         Exercisable     Weighted Average
 Exercise Prices        12/31/02        Life (years)     Exercise Price     at 12/31/02      Exercise Price
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
 $ 2.80 -  5.25          51,391             7.3             $ 3.85             51,391            $ 3.85
   6.30 - 12.25           1,286             7.1               9.10              1,286              9.10
  13.30 - 14.35           9,373             4.6              13.30              9,373             13.30
                      ---------                                             ---------
                         62,050                                                62,050
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

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2002 and 2001.

                                                          2002          2001
                                                       ----------    ----------
    Average risk-free rate of return                      2.3%          6.0%
    Life of options  in years                             1.0           5.0

    Average stock price volatility                        198%          116%
    Dividend yield                                          0%            0%

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

The weighted-average fair values of the stock options granted (both incentive and nonqualified) in 2002 and 2001 was $1.76 and $4.20 per share, respectively.


9. INCOME TAXES

No provision for U.S. federal or state income taxes have been recorded in any period, as the Company has incurred operating losses in 2002 and 2001. Deferred income taxes reflect the net effect of temporary differences between carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2002 and 2001 are as follows:

                                                    2002               2001

     Net operating loss carryforwards         $   6,018,000      $   5,842,000
     Other                                              --              26,000
                                              -------------      -------------

                                                  6,018,000          5,868,000
     Valuation allowance                         (6,018,000)        (5,868,000)
                                              -------------      -------------
                                              $         --       $         --
                                              =============      =============

Realization of deferred tax assets at the balance sheet date are dependent on the Company's ability to generate future taxable income which is uncertain. Accordingly, management has provided a full valuation allowance against the Company's deferred tax assets as of December 31, 2002 and 2001.

The Company has available, for U.S. income tax purposes, net operating loss carryforwards of approximately $15,700,000 at December 31, 2002, which, subject to certain limitations can be used to offset future taxable income through 2022. The Company's utilization of its net operating loss carryforward will be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50% within a three year period.

The primary difference in the Company's federal statutory income tax rate and the Company's effective rate is primarily attributed to the impact of state income taxes and the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that is more likely than not to be realized.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                          2002          2001
                                                       ----------    ----------
     Statutory federal income tax rate                     34%           34%
     State income taxes                                     5%            5%
     Change in valuation allowance                        (35%)         (35%)
     Other                                                 (4%)          (4%)
                                                       ----------    ----------
                                                            0%            0%
                                                       ==========    ==========

                 STRATEGIC SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

10. LEASES

The Company leases office space under a noncancelable operating lease, which expires January (or February) 2005. The future annual minimum rental payments, under this lease at December 31, 2002 is as follows:

                          2003                    $ 71,000
                          2004                      74,000
                          2005                       6,000

In connection with the Sales Transaction, the lease was assumed by the Purchaser.

Rental expense for the years ended December 31, 2002 and 2001, was approximately $86,000 and $80,000, respectively.



11. RETIREMENT AND OTHER BENEFIT PLANS

Effective January 1, 1994, the Company established a defined contribution retirement plan covering eligible full-time employees. Under this plan, participants can contribute up to the lesser of 15% of their compensation or the maximum allowable by IRS regulations, currently $11,000. Employees may direct the investment of their contributions among several mutual fund options. The Company may make discretionary contributions out of current or accumulated net profit. No contributions for the years ended December 31, 2002 and 2001 were made.


12. RELATED PARTY TRANSACTIONS

During 2001, non-employee directors exercised options to purchase 4,085 shares of the Company's common stock with a fair value of $16,778. The proceeds were used to satisfy accrued liabilities.

In addition, the Company granted to a non-employee director options with the fair value of $12,000 as payment for penalties owed this director in connection with non-registered subordinated debentures that had been previously accrued.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 2002:

NAME                    AGE      POSITION
----                    ---      --------

John J. Cadigan         72       Chairman of the Board

Ernest A. Wagner        42       President, Treasurer, Chief Operating Officer,
                                   and Director

Kevin E. Idso           39       Vice President, Director

Barbara A. Seubott      54       Secretary

Thomas Stone            41       Director


JOHN J. CADIGAN has been Chairman of the Board and a director of the Company since February 1991. He was Chief Executive Officer, Secretary, and Treasurer until his retirement in October 2000. He was President from July 1995 to January 2000. Prior to joining the Company, Mr. Cadigan served as Chairman of PAI from its inception in 1989 until it was merged into the Company in February 1991.

ERNEST A. WAGNER was named President, Chief Operating Officer, and a director of the Company in January 2000. He has been with the Company since February 1994. In 1998, Mr. Wagner was promoted to President of the Company's Multimedia Division. From 1985 to February 1994, Mr. Wagner served in various engineering and management positions with SuperFlow Corporation, a manufacturer of computerized engine and vehicle testing equipment. In connection with the sales transaction described in "Part 1 - Business" on January 23, 2003, Mr. Wagner accepted employment with Houston Associates.

KEVIN E. IDSO was named Vice President of the Company in January 2001 and a director of the Company in March 2001. Mr. Idso has been with the Company since after graduating from Western Washington University with a Bachelors degree in Computer Sciences in 1985. Mr. Idso is the original developer of our technology and developed the Company's first Computer-Based Training course. In 1997, Mr. Idso was promoted to Vice President, R&D of the Company's Multimedia Division. In connection with the sales transaction described in "Part 1 - Business" on January 23, 2003, Mr. Idso accepted employment with Houston Associates.

BARBARA A. SEUBOTT was named Secretary of the Company in January 2001. Ms. Seubott was with the Company from March 1999 through January 2003 as Accounting and Human Resources Manager. From 1981 to March 1999, Ms. Seubott held various accounting and management positions in both private industry and public accounting. Ms. Seubott is a Certified Public Accountant. Ms. Seubott resigned as Secretary in January 2003 shortly before resigning her position as Accounting and Human Resource Manager. In connection with the sales transaction described in "Part 1 - Business" on January 23, 2003, Ms. Seubott's employment was terminated.

THOMAS STONE was named Director of the Company in May 2001. Mr. Stone has been the President of Varsity Heavy Duty from 1999 to present. Prior to that, from 1991 to 1998, Mr. Stone was employed by Stone Heavy Duty in various positions, including Vice President, General Manager and Secretary. Mr. Stone also served as director of Stone Heavy Duty. Mr. Stone resigned as a Director in January 2003.

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

There are presently three directors serving on the Board. Ernest Wagner is designated as a Class I director and his term expires in 2005. John J. Cadigan and Kevin Idso are designated as a Class III directors and their terms expire in 2004.

The Company has three standing committees, the Executive Committee, Compensation Committee and the Audit Committee. John J. Cadigan, as the only outside Board member is chairman of the Executive, Compensation and Audit Committees. Members serve until the next annual election and until their successors are duly elected and shall qualify until their earlier death resignation or removal. The Executive Committee was established to assist in the administration of the Corporation's activities. The Compensation Committee has the power and authority to designate, recommend and/or review compensation of the Company's executive officers and other employees, including salaries, bonuses, fringe benefits and the grant of stock options. The Audit Committee has the power and authority to recommend the engagement of independent accountants, review external and internal auditing procedures and policies, review compensation paid to auditors and make recommendations and/or implement changes with respect to the foregoing.

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


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by the Company for the years ended December 31, 2002 and 2001 to or for the account of the President and Chief Operating Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more.

                                                                      LONG-TERM
                               ANNUAL COMPENSATION                   COMPENSATION

    NAME AND PRINCIPAL                               OTHER ANNUAL                    ALL OTHER
         POSITION        YEAR   SALARY     BONUS    COMPEN-SATION   OPTIONS/ SARS   COMPENSATION
------------------------ ---- ---------- --------- --------------- --------------- --------------
Ernest A. Wagner,        2002  121,635      $0           $0               0              $0
President, Treasurer,
Chief Operating Officer  2001  123,668      $0           $0               0              $0
& Director
                         2000  129,355(1)   $0           $0               0              $0

(1) Includes $20,000 earned in 2000 that was satisfied by the issuance of 5,714 shares of common stock.

OPTION GRANTS IN 2002

No options or SARs were granted to the above named executive officer of the Company during the year ended December 31, 2002.

OPTION EXERCISES AND FISCAL YEAR END VALUES

The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 2002 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.

                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION/SAR VALUES
============================================================================================================
                  SHARES                 NUMBER OF SECURITIES UNDERLYING
                 ACQUIRED      VALUE       UNEXERCISED OPTIONS/SARS AT     VALUE OF UNEXERCISED IN-THE-MONEY
 NAME          ON EXERCISE   REALIZED               FY-END                    OPTIONS/SARS AT FY-END(1)
 ----          -----------   --------               ------                    -------------------------
                                          Exercisable     Unexercisable      Exercisable      Unexercisable
                                          -----------     -------------      -----------      -------------
Ernest Wagner       ---         ---           5,469           1,143             $   0             $   0

(1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company's Common Stock on December 31, 2002 was $0.35, based on the closing sales price on the NASD OTC Bulletin Board on December 31, 2002.

EMPLOYMENT AGREEMENTS

The Company and its Chief Operating Officer and President entered into a three-year employment agreement on August 24, 2001, ending on August 31, 2004. The agreement is automatically renewable for an additional three-year period, unless terminated by mutual consent of the parties. Annual compensation in the amount of $125,000 is payable in bi-weekly intervals plus a performance bonus, subject to change each year. No bonus will be paid for the year 2003. As a result of the Sales Transaction with Houston Associates, this employment contract has been terminated.

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

The Company has certain nonqualified stock option plans (the "NQSOPs") that may be used to grant options to directors. While such NQSOPs do not provide for an automatic annual grant to the directors, our directors are typically granted options annually pursuant to these plans. The Company anticipates future grants to the directors. Under the NQSOPs during the year ended December 31, 2002, no options were granted to directors.

The Company has no other arrangements regarding compensation for services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of the Company's Common Stock as of March 7, 2003, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all directors and executive officers as a group. All share amounts have been adjusted for the 35:1 reverse stock split on March 13, 2003.

                                    AMOUNT AND NATURE OF
  NAME OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS(2)

Thomas Stone                               30,714                    6.03%
  181-2 Ascot Lane
  Yonahlossee Resort
  Boone, North Carolina 28607
John J. Cadigan                            48,762(3)                 9.58%
  1598 Whitehall Road, Ste. E
  Annapolis, MD 21401
Ernest A. Wagner                          150,783(4)                29.63%
  1598 Whitehall Road, Ste. E
  Annapolis, MD 21401
Kevin E. Idso                               2,817(5)                 0.55%
  1598 Whitehall Road, Ste. E
  Annapolis, MD 21401
All directors and executive
 officers as a group (4 persons)                                    45.79%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such persons.
(2) In accordance with the rules of the SEC, each beneficial owner's percentage ownership assumes the exercise or conversion of all options, warrants, other convertible securities and other rights that are (i) held by such person and (ii) exercisable or convertible within 60 days after February 28, 2001.
(3) Includes (i) 8 shares owned by Mr. Cadigan's wife, and (ii) 26,019 shares of Common Stock issuable upon exercise of options.
(4)     Includes 5,469 shares of Common Stock issuable upon exercise of options.
(5)     Includes 2,560 shares issuable upon exercise of options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------

3      Certificate of Incorporation and Amendment thereto (1)
3.1    By-Laws (1)
3.2 Form of Amendments to Certificate of Incorporation and Bylaws dated October 20, 1995 (4)
10 Form of Indemnification Agreement executed in favor of each officer and director of the Company (1)

10.1 Form of Indemnification Agreement Amendment executed in favor of certain officers and directors of the Company (5)
10.2 Form of Indemnification Agreement executed in favor of each officer and director of the Company (5)
10.3   Subscription Agreement to Purchase Common Stock (18)
10.4   Registration Rights Agreement (18)
10.5   Convertible Subordinated Debenture (18)
10.6   Subscription Agreement to Purchase Common Stock (18)
10.7   Registration Rights Agreement (18)
10.8   Convertible Subordinated Debenture (18)
10.9   Subscription Agreement to Purchase Common Stock (18)
10.10  Registration Rights Agreement (18)
10.11  Convertible Subordinated Debenture (18)
10.12  Employment Agreement with Ernest A. Wagner (18)
10.13  Stock Repurchase Agreement (21)
10.14  Promissory Note (21)
10.15  Form of Agreement with Automotive Manufacturer (21)
10.16  Incentive Stock Option Plan No. 1 (3)
10.17  Nonqualified Stock Option Plan No. 1(3)
10.18  Incentive Stock Option Plan No. 2 (4)
10.19  Phantom Stock Performance Stock Plan (2)
10.20  Nonqualified Stock Option Plan No. 2 (4)
10.21  Nonqualified Stock Option Plan No. 3 (4)
10.22  Split Dollar Plan Agreement (11/21/94) - John J. Cadigan (2)
10.23  Nonqualified Stock Option Plan No. 4 (5)
10.24  Nonqualified Stock Option Plan No. 5 (8)
10.25  Nonqualified Stock Option Plan No. 6 (8)
10.26  Nonqualified Stock Option Plan No. 7 (7)
10.27  Incentive Stock Option Plan No. 3 (9)
10.28  Incentive Stock Option Plan No. 4 (10)
10.29  Nonqualified Stock Option Plan No. 8 (11)
10.30  Nonqualified Stock Option Plan No. 9 (12)
10.31  Incentive Stock Option Plan No. 5 (13)
10.32  Nonqualified Stock Option Plan No. 10 (14)
10.33  Nonqualified Stock Option Plan No. 11 (15)
10.34  2001 Stock Incentive Plan (20)
10.35  Asset Purchase Agreement (21)
99.1   Certification Pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
21     Subsidiaries of Registrant (22)
------------------

(1) Incorporated by reference to Form S-1 Registration Statement, File No. 33-68826(2)
(2)    Incorporated by reference to December 31, 1994 Form 10-K.
(3) Incorporated by reference to Form S-8 Registration Statement, File No. 33-53536.
(4)    Incorporated by reference to Original Form SB-2, File No. 33-97776.
(5)    Incorporated by reference to December 31, 1995 Form 10-K.
(6)    Incorporated by reference to Form 8-K, dated July 19, 1996.
(7) Incorporated by reference to Form S-8 Registration Statement, File No. 333-23777.
(8)    Incorporated by reference to December 31, 1996 Form 10-KSB.
(9)    Incorporated by reference to December 31, 1997 Form 10-KSB.
(10)   Incorporated by reference to December 31, 1998 Form 10-KSB.
(11)   Incorporated by reference to December 31, 1998 Form 10-KSB.
(12)   Incorporated by reference to December 31, 1998 Form 10-KSB.
(13)   Incorporated by reference to December 31, 1999 Form 10-KSB.
(14)   Incorporated by reference to December 31, 1999 Form 10-KSB.
(15)   Incorporated by reference to December 31, 1999 Form 10-KSB.
(16)   Incorporated by reference to March 31, 2000 Form 10-QSB.
(17)   Incorporated by reference to June 30, 2000 Form 10-QSB
(18)   Incorporated by reference to December 31, 2000 Form 10-KSB.

(19) Incorporated by reference to Proxy Statement for 2001 Annual Meeting of Stockholders.
(20)   Incorporated by reference to December 31, 2001 form 10KSB/A.
(21) Incorporated by reference to Definitive Information Statement filed February 11, 2003.
(22)   Filed Herewith


(b) Reports on Form 8-K
-----------------------

     No reports on Form 8-K were filed by the Company during the three months ended December 31, 2002. On March 13, 2003, the Company filed a form 8-K concerning the Sale Transaction described in "Part 1, Item 1 - Business".

ITEM 13. CONTROLS AND PROCEDURES

The Company's Principal Executive Officer evaluated the Company's disclosure and internal controls as of the end of the quarter and year ended December 31, 2002. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the Principal Executive Officer by others within the entities for the period ended December 31, 2002 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Further there were no significant deficiencies in the design or operation of the Company's internal controls, which would have adversely affected the Company's ability to record, process, summarize or report financial data. No material weaknesses in internal controls were identified or reported to the registrant's auditors nor was there any fraud that involved management or other employees who have a significant role in the Company's internal controls.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SOFTWARE GROUP, INC.
(FORMERLY STRATEGIC SOLUTIONS GROUP, INC.)



By:  /s/ Ernest A. Wagner                                  Dated: April 14, 2003
     -----------------------
     Ernest A. Wagner
     President, Chief Operating Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated:

Signature                             Title                           Date
---------                             -----                           ----

/s/ John J. Cadigan           Chairman of the Board              April 14, 2003
-------------------------
John J. Cadigan


/s/ Kevin E. Idso             Vice-President, Director           April 14, 2003
-------------------------
Kevin E. Idso


/s/ Ernest A. Wagner          President, Chief Operating         April 14, 2003
-------------------------     Officer, Director, Treasurer
Ernest A. Wagner


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ernest Wagner, certify that:

I have reviewed this annual report on Form 10-KSB of Strategic Solutions Group, Inc.;

Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for the periods presented in this annual report;

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and;

     o presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

I have disclosed, based upon my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons fulfilling the equivalent function):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 14, 2003


/s/ Ernest Wagner
------------------------
President and Acting Chief Financial Officer