Form 10QSB
period 2003-03-31
SOUTHERN SOFTWARE GROUP INC
filed 2003-05-20
CIK 851943

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number: 1-12536

                          SOUTHERN SOFTWARE GROUP, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                    11-2964894
 ------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
 incorporation or organization)

      1598 Whitehall Road, Suite E
          Annapolis, Maryland                                 21401
 --------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
including area code:                                    (410) 757-2728
                                                         -------------

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

                               Yes  [X]   No  [ ]


508,934 Common Shares, $.0001 par value were issued and outstanding at April 30, 2003.
================================================================================

                          SOUTHERN SOFTWARE GROUP, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets, March 31, 2003 and
       December 31, 2002 (unaudited)                                        3

Consolidated Statements of Operations for the three
       months ended March 31, 2003 and 2002 (unaudited)                     4

Consolidated Statements of Cash Flows for the three
       months ended March 31, 2003 and 2002 (unaudited)                     5

Notes to Consolidated Financial Statements (unaudited)                      6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 10

Controls and Procedures                                                    12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Exhibits and Reports on Form 8-K                                  13

Item 3.  Changes in Securities                                             13

Item 4.  Defaults upon Senior Securities                                   13

Item 5.  Submission of Matters to a Vote of Security Holders               13

Item 6.  Other Information                                                 14

Signature                                                                  15

Certification                                                              16

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                  March 31,     December 31,
                                                                                    2003            2002
                                                                                ------------    ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $        --     $        375
      Accounts receivable, net of $18,320 allowance for doubtful accounts                --           16,526
          at December 21, 2002
      Costs and estimated earnings in excess of billings
          on uncompleted contracts in 2002                                               --           19,939
      Prepaid expenses and other current assets                                          --           14,730
                                                                                ------------    ------------
          Total current assets                                                           --           51,570

Property and equipment, net                                                              --           12,554
Investments                                                                              --              --
Other assets                                                                             --            7,408
                                                                                ------------    ------------

                                                                                $        --     $     71,532
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable and accrued liabilities                                  $     15,100    $    262,193
      Deferred revenue                                                                   --           12,959
      Deferred rent                                                                      --            9,959
      Line of credit payable                                                          75,000         150,000
                                                                                ------------    ------------
          Total current liabilities                                                   90,100         435,111

Convertible subordinated debentures - related party                                      --          488,212
                                                                                ------------    ------------

          Total liabilities                                                           90,100         923,323
                                                                                ------------    ------------

Commitments and contingencies                                                            --              --

Stockholders'  deficit
      Common stock, $.0001 par value.  Authorized 55,000,000
          shares; issued and outstanding 508,934 shares as of
          March 31, 2003 and December 31, 2002, respectively                             509             245

      Additional paid-in capital                                                  16,949,575      16,086,521
      Accumulated deficit                                                        (17,040,184)    (16,938,557)
                                                                                ------------    ------------

          Total stockholders' deficit                                                (90,100)       (851,791)
                                                                                ------------    ------------

                                                                                $        --           71,532
                                                                                ============    ============

               The accompanying note are an integral part of these
                        consolidated financial statements

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002
                                   (Unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                ------------    ------------
Revenues
   Service                                                                      $      3,280    $     91,359
   Royalty                                                                              --             2,007
                                                                                ------------    ------------
               Total revenue                                                           3,280          93,366
                                                                                ------------    ------------

Expenses
   Cost of service                                                                    26,803         108,156
   Selling, general and administrative                                                95,250         170,462
                                                                                ------------    ------------
               Total operating expenses                                              122,053         278,618

                                                                                ------------    ------------
Loss from operations                                                                (118,773)       (185,252)
                                                                                ------------    ------------

Other income                                                                            --            13,009
Interest expense and other, net                                                      (85,977)        (31,963)
Gain on sale of assets and liabilities to Houston Associates                         103,123            --
Gain on sale of investments                                                             --            30,842
                                                                                ------------    ------------
               Total other income (expense)                                           17,146          11,888
                                                                                ------------    ------------
Net Loss                                                                        $   (101,627)   $   (173,364)
                                                                                ============    ============

Loss per common share - Basic and Diluted                                       $      (0.20)   $      (0.69)
                                                                                ============    ============

Weighted average number of common shares outstanding -
               basic and diluted                                                     508,934         249,765
                                                                                ============    ============

               The accompanying note are an integral part of these
                        consolidated financial statements

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                ------------    ------------
Cash flows from operating activities
    Net Loss                                                                    $   (101,627)   $   (173,364)
    Adjustments to reconcile net loss to net cash used in
           operating activities
       Depreciation and amortization                                                     583           4,016
       Gain on the sale of assets and liabilities to Houston Associates             (103,123)           --
       Amortization of deferred financing costs and beneficial conversion
           feature on convertible subordinated debentures                            111,787          14,161
       Registration penalties waived                                                    --           (12,567)
       Gain on sale of investments                                                      --           (30,842)
       Increase (decrease) in cash from changes in assets and liabilities:
           Accounts receivable                                                         7,382         177,932
           Prepaid expenses and other current assets                                  11,492          13,381
           Accounts payable and accrued liabilities                                   21,340          14,310
           Deferred revenue                                                          (12,959)         (2,660)

                                                                                ------------    ------------
    Net cash provided by (used in) operating activities                              (65,125)          4,367
                                                                                ------------    ------------


Cash flows from investing activities
    Proceeds from the sale of assets and liabilities to Houston Associates            19,750            --
    Proceeds from the sale of investments                                               --            30,842
                                                                                ------------    ------------
    Net cash provided by investing activities                                         19,750          30,842
                                                                                ------------    ------------

Cash flows from financing activities
    Proceeds from the sale of common stock                                            45,000            --
    Proceeds from short-term debt, net                                                  --           (24,000)
                                                                                ------------    ------------
    Net cash provided by (used in) financing activities                               45,000         (24,000)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                    (375)         11,209

Cash and cash equivalents, beginning of period                                           375         105,430
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                        $       --      $    116,639
                                                                                ============    ============

Supplemental disclosures of cash paid:
    Interest                                                                    $       --      $     23,047
    Income taxes                                                                        --              --

Supplemental schedule of noncash investing and financing activities:
    Stock issued for services                                                   $     65,000    $       --
    Conversion of debt and accrued interest into common stock                   $    753,318    $       --
    Assumption fo Debt by Houston Associates                                    $     75,000    $       --

               The accompanying note are an integral part of these
                        consolidated financial statements

                  SOUTHERN SOFTWARE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. Southern Software Group, Inc. (the "Company") has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

Subsequent to December 31, 2002, the following equity transactions were completed either as part of the Sales Transaction or to raise additional working capital.

                                                                  Number of Shares of
                                                                     Common Stock         Value
                                                                  -------------------   ----------
Conversion of convertible subordinated debentures along with             150,949         $736,562
accrued and unpaid interest (1)
Issuance of shares of common stock in satisfaction of
registration penalties (2)                                                 3,454           16,756
Issuance of shares of common stock for services performed by the
Company's financial and legal advisors and for advances from
Houston (3)                                                              100,000          100,000
Issuance of shares of common stock for cash (4)                           10,000           10,000

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

The following table illustrates the effect on net income (loss) and net income
(loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three month periods ended March 31:

                                                            2003        2002
                                                         ---------   ---------
Net income (loss)
     As reported:                                        $(101,627)  $(173,364)
     Less total stock-based compensation expense
          determined under fair value-based method for
          all awards                                       (61,039)    (58,619)
                                                         ---------   ---------

     Pro forma                                            (162,666)   (231,983)
                                                         =========   =========

Net income (loss) per share, basic and diluted
     As reported                                         $  (0.20)   $  (0.69)
     Pro forma                                           $  (0.32)   $  (0.93)


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

GOING CONCERN. As noted above, the Company has sold all of its operating assets in the Sale Transaction. As such, following the closing of the Sale Transaction on March 3, 2003, the Company has no business operations, two non-paid employees, nominal assets, and a significant working capital deficit. The Company is essentially a public shell corporation that is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced net losses and negative cash flows from operations since 2001. As shown in the financial statements, the Company has accumulated deficit of $17,040,184 at March 31, 2003. Management of the Company believes that without completing the reverse merger with SecureD Services that it will not have sufficient cash to fund even its current level of corporate maintenance in the future, and may not be able to continue. As such, the Company's continuation as a going concern is dependent upon its ability to complete the transaction with Secure D Services and to raise additional financing prior to the closing of that transaction in order to fund costs the Company is incurring to remain in good standing with the State of Maryland and the Securities and Exchange Commission. The effect of the Sales Transaction, lack of accessible funds, significant working capital deficit and continued losses are factors among others that indicate the Company may be unable to continue as a going concern. The Company is actively working to complete the SecureD Services transaction and is pursuing additional funding as necessary to provide for working capital. Subsequent to December 31, 2002, the Company has sold 10,000 shares of its common stock to three of its directors for $10,000 for working capital. Great North Capital Corporation has also provided the Company with a working capital bridge loan of $20,000.

Management believes that actions presently being taken will provide the Company's with the opportunity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. LINE OF CREDIT AND SUBORDINATED CONVERTIBLE DEBENTURES

LINE OF CREDIT

At December 31, 2002 the Company had a line of credit with a bank for up to $150,000, originally expiring in March 2003. The Company had borrowings of $150,000 due on this line of credit at December 31, 2002 . The line of credit is secured by the assets of the Company, and bears interest at the prime rate (4.25% at December 31, 2002) plus 2%. In connection with the Sales Transaction $75,000 of this line of credit was assumed by the Purchaser. The remaining $75,000 is currently outstanding and due on demand.

CONVERTIBLE SUBORDINATED DEBENTURES

As described in Note 1 above, in February 2003, the convertible subordinated debt along with accrued and unpaid interest totaling $736,562 was converted into 150,949 shares of the Company's common stock.

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

The diluted share base for the three months ended March 31, 2003 excludes incremental shares of 62,050 related to stock options currently outstanding. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR DISCLOSURE

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

PLAN OF OPERATIONS - SALE TRANSACTION AND PROPOSED REVERSE TAKEOVER

As of the date of this filing, the Company has no business operations, two non-paid employees, nominal assets, and a significant working capital deficit. The Company is essentially a public shell corporation that is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company. (See Note 1 to the financial statements for a more complete description of the Sale Transaction).

The Company has no working capital or access to working capital. Great North Capital Corporatoin has advanced the Company funds totaling $20,000 to meet certain of its needs. If the transaction with SecureD Services is not comsummated and the Company is not able to find a suitable replacement, the Company will not be able to continue. The Company has no current plans other than the transaction with SecureD Services and is not in negotiations with any other companies.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND 2002

As described above the Company has no operations as of the date of this filing. As such it is not meaningful to compare the results of the Company's operations for the three months ended March 31, 2003 with those of March 31, 2002.

The Company earned only a small amount of revenue totaling $3,280 during the three month period ended March 31, 2003 prior to consummation of its transaction with Houston Associates. This represents a significant reduction from revenue that was earned in the three months ended March 31, 2002 of $93,000. As reported in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, in late 2002, the Company began to experience a downturn in contract activity and revenue from its major customer. The Company was hopeful that its could finalize two contracts totaling $1,073,000 with its major customer in the early part of the fourth quarter of 2002 but was successful in finalizing only one of the contracts in the amount of $93,000 and was not successful with the other $980,000 contract. The Company received notification in 2003 from this customer that the $980,000 was put on an indefinite hold, and would not be able to say when or if it would be processed.

Due in part to the loss of business from the Company's majority customer during 2002 and 2003, management and the Board of Directors did not believe that the Company had any opportunities for continuing as a going concern, and executed the Sales Transaction. While the Company continued to pursue other customers, it was unable to generate a sufficient number of new contracts to enable it to replace the loss of revenue from its major customer.

During late 2002 and in the three months ended March 31, 2003 the Company undertook significant cost reduction actions, including the reduction in workforce and salary deferrals for remaining employees. The Company currently has two non-paid officers who are both employed by Houston & Associates. These two officers are assisting the Company with facilitating the reverse takeover by SecureD Services described above.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had $0 in cash and a significant working capital deficit. As a result of the business downturn the Company experienced during 2002, management and the Board of Directors did not believe that sufficient business opportunities existed that would generate sufficient cash flow to continue as a going concern. As such, the Company's Board of Directors approved the Sales Transaction.

Subsequent to December 31, 2002, the Company received cash proceeds of $19,750 from the Sales Transaction; $37,051 from Houston from the sale of 35,000 shares of its common stock; $10,000 from the sale of 10,000 shares of its common stock to three of its officers on February 27, 2003; and in May 2003 advances totaling $20,000 from Great North Capital Corporation. The Company has no operations, accessible funds or sources of funds.

The Company's auditors included in their Report of Independent Certified Public Accountants, dated March 14, 2003, a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern on our December 31, 2002 consolidated financial statements.

As a result of the business downturn experienced by the Company, management and the Board of Directors did not believe that sufficient opportunities existed for the Company to continue as a going concern and completed the Sales Transaction. As of the date of this filing, the Company has no business operations, two non-paid employees, no assets, and a working capital deficit. The Company is effectively a public shell corporation that is seeking to merge with an operating business or businesses that would have the potential to create stockholder value. The Company has recently negotiated a letter of intent with SecureD Services, a company that will be created by combining DOLFIN.com, Inc. with the VACMAN Enterprise business of VASCO Data Security International, Inc. The letter of intent calls for the Company to acquire SecureD Services (in a reverse takeover) resulting in the current Company shareholders retaining approximately a 5% interest in the reorganized company. Shareholders of the Company will experience substantial dilution should this transaction be completed. Should the Company be unable to complete such a transaction, the Company will not have sufficient funds to continue to exist.

During the three months ended March 31, 2003, the Company completed the following capital stock transactions in order to raise the necessary funds to maintain the Company or as part of the Sales Transaction

                                              Number of
                                              Shares of
                                             Common Stock    Value      Purpose
                                             ------------   --------    -------
Conversion of convertible subordinated
debentures along with accrued and unpaid
interest                                       150,949      $736,562       (1)


Issuance of shares of common stock in
satisfaction of registration penalties           3,454        16,756       (2)

Issuance of shares of common stock for
services performed by the Company's
financial and legal advisors and in
satisfaction of amounts advanced by Houston    100,000       100,000       (3)

Issuance of shares of common stock for cash     10,000        10,000       (4)

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


ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS: The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

Item 2.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C., Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

          (b) On March 14, 2003, the Company filed a form 8-K concerning the Sale Transaction described in "Part 1, Item 1 - Sale of the Operating Assets and Liabilities"

Item 3.   CHANGES IN SECURITIES: NONE

Item 4.   DEFAULTS UPON SENIOR SECURITIES: None

Item 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          By a unanimous vote of all independent directors, the Company's Board of Directors approved, on January 23, 2003, an Asset Purchase Agreement ("Purchase Agreement") by and among the Company, Houston Associates, Inc. ("Houston"), and a newly formed corporation that is a wholly owned subsidiary of Houston (the "Purchaser"). Pursuant to the Purchase Agreement, the Company agreed to sell substantially all of its assets to the Purchaser (the "Sale Transaction") for a purchase price ("Purchase Price") of (i) $19,750; (ii) the assumption of a portion of the Company's bank indebtedness in the amount of $75,000 plus interest; and (iii) the assumption of certain accrued payables. The Company thereafter received shareholder approval obtained by written consent ("Shareholders Consents") in lieu of holding a meeting. The Shareholders Consents represent approval by a majority of the outstanding shares of common stock of the Company that is required under Delaware law in order to effect the Sale Transaction.

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

          Upon signing the Purchase Agreement, the Purchaser advanced funds in the aggregate amount of $37,051 to be used for payroll and for payment of certain liabilities. The Company issued 35,000 shares of its common stock (subject to the 35:1 reverse stock split) to Houston in full satisfaction of that advance. The advance from Houston was necessary since the Sale Transaction did not generate sufficient cash to pay the Company's remaining creditors or cash for distribution to shareholders.

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


                                           SOUTHERN SOFTWARE GROUP, INC.
                                           -----------------------------
                                           (Registrant)

Dated:   May 20, 2003


                                           BY: /s/ Ernest Wagner
                                               -------------------------
                                               Ernest Wagner
                                               President

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ernest Wagner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern Software Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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


Date: May 20, 2003

/S/ ERNEST WAGNER
---------------------
President