Form 10QSB
period 2003-06-30
SECURED SERVICES INC
filed 2003-08-19
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission file number 001-12536

                             SECURED SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     11-2964894
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                     1175 North Service Road West, Suite 214
                        Oakville, Ontario, Canada L6M 2W1
                    (Address of principal executive offices)

                                 (905) 339-3439
                          (Issuer's telephone number)

                          SOUTHERN SOFTWARE GROUP, INC.
 (Former name, former address and former fiscal year if changed since last year)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2003 the issuer had outstanding 6,996,271 shares of its common stock , par value $.0001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2003

                                                                            PAGE

PART I - FINANCIAL INFORMATION

    Item 1. Condensed consolidated financial statements
            (unaudited)

            Balance Sheet - June 30, 2003                                      3

            Statements of Operations
            For the Six and Three Months Ended
            June 30, 2003 and 2002                                             4

            Statements of Cash Flows
            For the Six Months Ended
            June 30, 2003 and 2002                                             5

            Notes to condensed consolidated Financial Statements               6

    Item 2. Management's Discussion and Analysis or Plan of Operation         12

    Item 3. Controls and Procedures                                           14

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 14

    Item 2. Changes in Securities and Use of Funds                            14

    Item 3. Defaults Upon Senior Securities                                   14

    Item 4. Submission of Matters to a Vote of Security Holders               14

    Item 5. Other Information                                                 14

    Item 6. Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                    16

Item 1.  Financial Statements (unaudited)


                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

                      Condensed Consolidated Balance Sheet
                            June 30, 2003 (Unaudited)

                                     Assets

Current assets - cash                                              $        603
                                                                   ============

                    Liabilities and Stockholders' Deficiency

Current liabilities:
     Note payable - bank                                           $     75,000
     Note payable - bridge loan                                          20,000
     Accounts payable and accrued expenses                               34,300
                                                                   ------------
              Total liabilities                                         129,300
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
     Common stock, $.0001 par value; 55,000,000 shares
         authorized; 508,934 shares issued and outstanding                  509
     Additional paid-in capital                                      16,949,575
     Accumulated deficit                                            (17,078,781)
                                                                   ------------
              Total stockholders' deficiency                           (128,697)
                                                                   ------------

              Total                                                $        603
                                                                   ============

See Notes to Condensed Consolidated Financial Statements.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

                 Condensed Consolidated Statements of Operations
                Six and Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                   Six Months               Three Months
                                                 Ended June 30,            Ended June 30,
                                             ----------------------    ----------------------
                                                2003         2002         2003         2002
                                             ---------    ---------    ---------    ---------

Revenues:
     Service                                 $   3,280    $ 193,194    $    --      $ 101,835
     Royalty                                      --          2,795         --            788
                                             ---------    ---------    ---------    ---------
              Totals                             3,280      195,989         --        102,623
                                             ---------    ---------    ---------    ---------

Expenses:
     Cost of service                            26,803      203,671         --         95,515
     Selling, general and administrative       133,847      346,017    $  38,597      175,555
                                             ---------    ---------    ---------    ---------
              Totals                           160,650      549,688       38,597      271,070
                                             ---------    ---------    ---------    ---------

Loss from operations                          (157,370)    (353,699)     (38,597)    (168,447)
                                             ---------    ---------    ---------    ---------

Other income (expense):
     Interest and other expenses, net          (85,977)     (63,422)        --        (31,657)
     Gain on sale of assets and lia-
         bilities to Houston Associates        103,123         --           --           --
     Gain on sale of investments                  --         30,842         --           --
     Proceeds from litigation settlement          --        188,562         --        188,562
     Other income                                 --         25,708         --         12,897
                                             ---------    ---------    ---------    ---------
              Totals                            17,146      181,690         --        169,802
                                             ---------    ---------    ---------    ---------

Net income (loss)                            $(140,224)   $(172,009)   $ (38,597)   $   1,355
                                             =========    =========    =========    =========

Basis net income (loss) per common share     $    (.28)   $    (.69)   $    (.08)   $     .01
                                             =========    =========    =========    =========

Basic weighted average common
     shares outstanding                        508,934      248,337      508,934      246,924
                                             =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                      2003         2002
                                                                                   ---------    ---------

Operating activities:
     Net loss                                                                      $(140,224)   $(172,009)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   583        8,032
         Amortization of deferred financing costs and beneficial conver-
              sion feature on convertible subordinated debentures                    111,787       28,324
         Registration penalties waived                                                  --        (25,134)
         Gain on sale of assets and liabilities to Houston Associates               (103,123)
         Gain on sale of investments                                                    --        (30,842)
         Gain on disposal of other assets                                               --           (200)
         Changes in operating assets and liabilities:
              Accounts receivable                                                      7,382      104,037
              Prepaid expenses and other current assets                               11,492       21,955
              Accounts payable and accrued liabilities                                40,540        4,366
              Deferred revenue                                                       (12,959)      (4,780)
                                                                                   ---------    ---------
                  Net cash used in operating activities                              (84,522)     (66,251)
                                                                                   ---------    ---------

Investing activities:
     Proceeds from sale of assets and liabilities to Houston Associates               19,750         --
     Proceeds from the sale of investments                                              --         30,842
     Proceeds from disposal of other assets                                             --            200
     Capital expenditures                                                               --         (1,220)
                                                                                   ---------    ---------
                  Net cash provided by investing activities                           19,750       29,822
                                                                                   ---------    ---------

Financing activities:
     Proceeds from the sale of common stock                                           45,000         --
     Proceeds from short-term debt                                                    20,000      180,043
     Repayments of short-term debt                                                      --       (115,543)
                                                                                   ---------    ---------
                  Net cash provided by financing activities                           65,000       64,500
                                                                                   ---------    ---------

Net increase in cash                                                                     228       28,071

Cash, beginning of period                                                                375      105,430
                                                                                   ---------    ---------

Cash, end of period                                                                $     603    $ 133,501
                                                                                   =========    =========

Supplemental disclosures of cash paid:
     Interest paid                                                                              $  46,777
                                                                                                =========

Supplemental schedule of noncash investing and financing activities:
     Stock issued for services                                                     $  65,000
                                                                                   =========

     Conversion of debt and accrued interest into common stock                     $ 753,318
                                                                                   =========

     Assumption of debt by Houston Associates                                      $  75,000
                                                                                   =========

See Notes to Condensed Consolidated Financial Statements.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation:

      Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of SecureD Services, Inc. and its subsidiaries (formerly known as Southern Software Group, Inc.) (the "Company") as of June 30, 2003, and the Company's results of operations for the six and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002.

            The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

      Sale of the operating assets and liabilities:

            On January 23, 2003, by a unanimous vote of all of the independent directors of the Company (which was then known as Strategic Solutions Group, Inc.) the Board of Directors of the Company approved an Asset Purchase Agreement (the "Purchase Agreement") pursuant to which the Company agreed to sell all of its operating assets (the "Sale Transaction") for a sales price of (i) $19,750;
            (ii) the assumption of a portion of the Company's bank indebtedness in the amount of $75,000 plus interest; and (iii) the assumption of certain accrued payables. The Company thereafter received stockholder approval for the Sale Transaction which was closed on March 3, 2003. Prior to the Sale Transaction, the Company provided custom interactive multimedia software. The Company designed, developed, and marketed custom multimedia software used to deliver computer-based and web-based training, electronic performance support systems, multimedia manuals, sales and marketing presentations and corporate communications.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation (continued):

      Sale of the operating assets and liabilities (continued):

            Prior to executing the Purchase Agreement, the Company's Board of Directors strongly believed that continued operation of the Company's business as the only business of a public company was not in the best interests of the Company's stockholders as evidenced by the Company's continuing losses and negative operating cash flow.

            Upon signing the Purchase Agreement, the Purchaser advanced funds in the aggregate amount of $37,051 to be used for payroll and for payment of certain liabilities. The Company issued 35,000 shares of its common stock to Houston Associates ("Houston") in full satisfaction of this advance. The advance from Houston was necessary since the Sale Transaction did not generate sufficient cash to pay the Company's remaining creditors or cash for distribution to stockholders.

            One of the assets that was sold to the Purchaser in the Sale Transaction was the exclusive right to the use of the Strategic Solutions name. Accordingly, the Company obtained stockholder approval of an Amendment to the Company's Certificate of Incorporation to change the Company's name to "Southern Software Group, Inc." The name change was effected on March 13, 2003.

            The Company began to seek a merger with an operating business or businesses that would have the potential to create stockholder value. In February 2003, the Company negotiated a nonbinding letter of intent with SecureD Services, Inc. ("SecureD"), a company that was also seeking to purchase certain assets of DOLFIN.com, Inc. ("DOLFIN") with the VACMAN division of VASCO Data Security International, Inc. ("VASCO"). The letter of intent called for the Company to acquire SecureD through a "reverse acquisition" whereby the then current stockholders of the Company would retain an approximate 5% interest in the reorganized company.

            The VACMAN division uses technology developed by VASCO that enables customers to securely manage end user access and single sign-on to web, client/server and legacy applications in one integrated system. It provides users with secure access to applications, web pages and data objects based on their security policies. DOLFIN has developed technology that also provides customers with various services to enhance web security.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation (continued):

      Sale of the operating assets and liabilities (continued):

            In anticipation of and to facilitate a merger with an operating business, the Stockholders of the Company approved amendments to the Company's Certificate of Incorporation that, among other things, (i) increase the number of authorized shares to 55,000,000, of which 5,000,000 shares are to be made up of a class of authorized preferred stock, the rights, privileges and preferences of which can be set by the Board of Directors without a stockholder vote; (ii) authorize a reduction in the number of outstanding shares of common stock by implementing a reverse stock split at the ratio of 35:1 (one share of new stock issued for each existing 35 shares) such that there would be approximately 500,000 shares immediately prior to the completion of the merger; (iii) authorize the Board of Directors to change the name of the Company without a stockholder vote to coincide with any new business or enterprise engaged in by the Company; and (iv) authorize the Board of Directors to effect any other changes permitted by Delaware law deemed necessary by the Company. The merger was consummated on July 18, 2003 and, subsequent to the merger, the Company name was changed to SecureD Services, Inc. The details of the merger and agreement and plan of merger are included in its current report on Form 8-K previously filed with the SEC.

            All share and per share amounts in the accompanying condensed consolidated financial statements and these notes have been retroactively adjusted to give effect to the 35:1 reverse stock split.

            Subsequent to December 31, 2002, the following equity transactions were completed either as part of the Sale Transaction or to raise additional working capital:

                                                              Number of Shares
                                                              of Common Stock      Value
                                                              ----------------   ----------

            Conversion of convertible subordinated
                debentures along with accrued and
                unpaid interest (A)                                150,949        $736,562
            Issuance of shares of common stock in
                satisfaction of registration penalties (B)           3,437          16,756
            Issuance of shares of common stock for
                services performed by the Company's
                financial and legal advisors and for ad-
                vances from Houston (C)                            100,000         100,000
            Issuance of shares of common stock for cash (D)         10,000          10,000

            (A) The conversion of the convertible subordinated debentures was necessary to effectuate the merger by written consent in lieu of a stockholder meeting.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

      Sale of the operating assets and liabilities (concluded):

            (B) The Company issued these shares in satisfaction of a contractual obligation to repurchase shares of common stock from a stockholder.

            (C) The Company issued 35,000 shares of its common stock to Houston for cash needed for working capital purposes. In addition, the Company issued 35,000 shares of its common stock to National Capital and 30,000 shares of its common stock to its legal counsel in partial satisfaction of amounts due these firms.

            (D) The Company sold these shares to three of the Company's directors for cash needed for working capital purposes.

            The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced net losses and negative cash flows from operations since 2001. As shown in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit of $17,078,781 at June 30, 2003. Following the closing of the Sale Transaction on March 3, 2003 and prior to the merger on July 18, 2003, the Company had no business operations, two nonpaid employees, nominal assets and a significant working capital deficiency The Company was essentially a public shell corporation that was seeking to merge with an operating business. Management believes that the Company's continuation as a going concern subsequent to the merger will be dependent upon its ability to raise additional financing for the business operations to be conducted through the acquisition of SecureD, including the funds needed to further develop their existing technologies in a rapidly changing competitive environment, and, ultimately, the ability of those business operations to generate profits and cash flows on a sustained basis. The Company is pursuing additional funding as necessary to provide sufficient working capital for its businesses through loans and/or private placements of equity securities.

            Management believes but cannot assure that actions presently being taken will provide the Company with the opportunity to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Earnings (loss) per common share:

            Basic earnings (loss) per share for each period presented is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the dilutive effect of additional shares of common stock that could be issued upon the exercise of outstanding stock options and the conversion of the convertible subordinated debentures.

            The diluted share base for the six and three months ended June 30, 2003 excluded approximately 119,050 shares of common stock issuable upon the exercise of stock options and the conversion of convertible debentures. These shares are excluded due to their antidilutive effect as a result of the Company's net losses or immaterial effect on net income.

Note 3 - Convertible subordinated debentures:

            In February 2003, convertible subordinated debentures, along with accrued and unpaid interest totaling $736,562, were converted into 150,949 shares of the Company's common stock (see Note 1).

Note 4 - Stock-based compensation:

            The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, and it complies with the disclosure provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended by SFAS 148, "Stock Compensation - Transition and Disclosure." Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price of the option or other equity instrument granted.

                     SecureD Services, Inc. and Subsidiaries
                (Formerly Known as Southern Software Group, Inc.)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stock-based compensation (concluded):

            The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS 123 for the six and three months ended June 30, 2003 and 2002:

                                                                   Six Months              Three Months
                                                                 Ended June 30,           Ended June 30,
                                                             ----------------------    ---------------------
                                                               2003         2002         2003        2002
                                                             ---------    ---------    --------    --------

            Net income (loss):
              As reported                                    $(115,224)   $(172,009)   $(13,597)   $  1,355
              Less total stock-based compensation
                 expense determined under fair
                 value-based method for all awards            (122,078)    (122,078)    (61,039)    (63,459)
                                                             ---------    ---------    --------    --------

              Pro forma                                      $(237,302)   $(294,087)   $(74,636)   $(62,104)
                                                             =========    =========    ========    ========

            Basic and diluted net income (loss) per share:
              As reported                                    $    (.23)   $    (.69)   $   (.03)   $    .01
                                                             =========    =========    ========    ========

              Pro forma                                      $    (.47)   $   (1.18)   $   (.15)   $   (.25)
                                                             =========    =========    ========    ========

            The Company accounts for nonemployee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. The Company determined the value of stock grants made to both employees and nonemployees based on the quoted market price of our common stock on the date of grant.

Note 5 - Notes payable:

            At December 31, 2002, the Company had a $150,000 line of credit with a bank which was originally due to expire in March 2003. The Company had borrowings of $150,000 due on this line of credit at December 31, 2002 . The line of credit is secured by the assets of the Company and bears interest at the prime rate (4.00% at June 30, 2003) plus 2%. In connection with the Sale Transaction, the Purchaser assumed $75,000 of this line of credit. The remaining $75,000 became due on demand.

            At June 30, 2003, the Company's bridge loan (see Note 1) bore interest at 10% per annum and was originally due in July 2003. However, the due date was subsequently amended to August 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of such forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview

            In July 2003, we completed a merger of our wholly owned subsidiary, SSGI Acquisition Corp., a Delaware corporation, with and into SSI Operating Corp., a Delaware corporation (formerly known as "SecureD Services, Inc.") pursuant to an Agreement and Plan of Merger. Pursuant to that agreement, among other things, SSI Operating Corp. became our wholly owned subsidiary, we changed our name to "SecureD Services, Inc.", we added a new class of Series A Convertible Preferred Stock and we replaced members of our management with key members of SSI's management team.

            As a result of the merger, we will continue the operating business of SSI Operating Corp. SSI was formed in September 2002, to develop and market IT and Internet security consulting and managed services to Fortune 2000 organizations. Prior to the completion of the merger, SSI acquired certain business assets of Dolfin.com, Inc. ("Dolfin") and Vasco Data Security International, Inc. ("Vasco").

            The acquisition from Dolfin included a proprietary methodology and customer lists. As a result, we can offer a variety of professional and managed Information Security solutions for financial service organizations, telecommunications companies, health care institutions and government agencies. These services include:

      o     Information Security Audits and Assessments

      o     Penetration Testing & Wireless LAN Infiltration

      o     Security Policy Development and Verification

      o     Secure Infrastructure Design, Implementation and Integration

      o     Forensic Analysis

      o     Managed Security Services

      o     Managed Firewall

      o     Managed Intrusion Prevention and Detection

      o     Managed Content Blocking, Filtering and Tracking


            The acquisition from Vasco included intellectual property, a software package called VACMAN Enterprise, also known as Intellisoft and/or Snareworks, and service contracts with customers. VACMAN Enterprise provides a foundation for organizations to:

      o     Centrally control user access and management

      o Increase security and end user efficiency through secure single sign-on

      o     Leverage investments in existing infrastructure

      o     Enable security without application programming

      o     Deploy rapidly with smart implementation tools

            We believe that we have a competitive edge over other e-Security companies for several reasons. First, the VACMAN Enterprise package has several unique features that provide benefits to customers that our major competitors are not able to provide. Second, we believe that we can develop and implement new features within VACMAN Enterprise faster than our competitors can with their products. Thirdly, we believe that there will be rapid sustained growth in the e-Commerce industry, which we believe will translate into increased expenditures by businesses to secure the structural integrity of the Internet. Furthermore, there is no single e- Security market leader today who is providing a complete offering that ensures the structural integrity of an organization's computers, clients, networks and applications with an end-to-end integrated security solution. We intend to become a dominant force by providing that end-to-end security solution.

            Prior to the merger and for the six and three months ended June 30, 2003, we were essentially a public shell corporation seeking to merge with an operating business or businesses that would have the potential to create stockholder value.

Results of Operations

Six and three months ended June 30, 2003 and 2002

            As described above we had no operations during the six months ended June 30, 2003. As such it is not meaningful to compare the results of our operations for the three and six months periods ended June 30, 2003 with those of June 30, 2002.

            As reported in our December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission we began to experience a downturn in contract activity and revenue from our major customer. We were hopeful that we could finalize two contracts totaling $1,073,000 with our major customer in the early part of the fourth quarter of 2002 but was successful in finalizing only one of the contracts in the amount of $93,000. Early this year, this customer notified us that the $980,000 was put on an indefinite hold. As a result of this downturn, on January 23, 2003, by unanimous vote of all of our independent directors, the Board of Directors approved an Asset Purchase Agreement pursuant to which we agreed to sell all of our operating assets for a sales price of (i) $19,750; (ii) the assumption of our bank indebtness in the amount of $75,000 plus interest; and (iii) the assumption of certain accrued payables.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 2003, we had $603 in cash and a working capital deficiency of $128,697.

            Subsequent to December 31, 2002, we received cash proceeds of (i) $19,750 from the sale of our operating assets and liabilities early in 2003;
(ii) $37,051 from Houston Associates from the sale of 35,000 shares of our common stock; (iii) $10,000 from the sale of 10,000 shares of our common stock to three of our officers on February 27, 2003; and (iv) advances totaling $20,000 from Great North Capital Corporation in May 2003. In addition, we have no operations, accessible funds or sources of funds.

            Our auditors included in their Report of Independent Certified Public Accountants, dated March 14, 2003, a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern on our December 31, 2002 consolidated financial statements.

            As a result of the business downturn which we experienced, our management and the Board of Directors did not believe that sufficient opportunities existed for us to continue as a going concern and completed the sale of our operating assets and liabilities in early 2003. At June 30, 2003, we had no business operations, two non-paid employees, no assets, and a working capital deficit. We were effectively a public shell corporation seeking to merge with an operating business or businesses that would have the potential to create stockholder value.

            In July 2003, we completed a merger of our wholly owned subsidiary, SSGI Acquisition Corp., a Delaware corporation, with and into SSI Operating Corp., a Delaware corporation (formerly known as "SecureD Services, Inc.") pursuant to an Agreement and Plan of Merger. Pursuant to that agreement, among other things, SSI Operating Corp. became our wholly owned subsidiary, we changed our name to "SecureD Services, Inc.", we added a new class of Series A Convertible Preferred Stock and we replaced members of our management with key members of SSI's management team.

            As a result of the merger, we will continue the operating business of SSI Operating Corp. SSI was formed in September 2002, to develop and market IT and Internet security consulting and managed services to Fortune 2000 organizations. Prior to the completion of the merger, SSI acquired certain business assets of Dolfin.com, Inc. and Vasco Data Security International, Inc.

Item 3. Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures. SecureD's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of SecureD's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date") . Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, SecureD's disclosure controls and procedures are effective, providing them with material information relating to SecureD as required to be disclosed in the reports SecureD files or submits under the Exchange Act on a timely basis.

b) Changes in Internal Control over Financial Reporting. There were no changes in SecureD's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, SecureD's internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings:

      The Company is not subject to any other legal proceedings other than claims that arise in the ordinary course of its business.

Item 2. Changes in Securities and Use of Funds:

      None

Item 3. Defaults Upon Senior Securities:

      None

Item 4. Submission of Matters to a Vote of Security Holders:

      None

Item 5. Other Information:

      None

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      Exhibit No.        Description
      -----------        -----------

          4.1 Form of Letter Agreement, dated May 14, 2003, among Southern Software Group, Inc., SecureD Services, Inc. and Corporate Capital Management, LLC.

          4.2 Form of $20,000 Promissory Note bearing interest at a rate of 10% per annum payable to the order of Corporate Capital Management, LLC.

          4.3 Form of 3-year Common Stock Purchase Warrant Agreement issued to Corporate Capital Management, LLC. to purchase 20,000 shares of the Company, exercisable at $1.50 per share.

          21.1           Subsidiary of the Company.

          31.1           Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2           Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1           Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2           Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* The Schedules to this agreement will be provided to the Commission upon request.

b.    Reports on Form 8-K:

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SecureD Services, Inc
                                        ---------------------
                                        (Registrant)


Date August 19, 2003                    /s/ King T. Moore
                                        -------------------------------------
                                        King T.Moore
                                        President and Chief Executive Officer


Date August 19, 2003                    /s/ John Day
                                        -------------------------------------
                                        John Day
                                        Acting Chief Financial Officer
                                        (Principal Financial Officer)