Form 10QSB
period 2003-09-30
SECURED SERVICES INC
filed 2003-11-19
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2003 the issuer had outstanding 7,198,290 shares of its common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2003

PART I - FINANCIAL INFORMATION

                                                                                                PAGE
         Item 1. Financial Statements (unaudited)

                 Condensed consolidated Balance Sheet
                     September 30, 2003 (unaudited)...............................................3

                 Condensed consolidated Statements of Operations for the period from
                     April 28, 2003 (Date of inception) to September 30, 2003,
                     and the three months ended September 30, 2003 (Unaudited)....................4

                 Condensed consolidated Statement of Changes in Stockholders' Equity for the period from April 28, 2003 (Date of inception) to
                     September 30, 2003 (Unaudited)...............................................5

                 Condensed consolidated Statement of Cash Flows for the period from
                   April 28, 2003 (Date of inception) to September 30, 2003
                   (Unaudited)....................................................................6

                 Notes to condensed consolidated financial statements (Unaudited).................7

         Item 2. Management's Discussion and Analysis or Plan of Operation........................20

         Item 3. Controls and Procedures..........................................................22

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings................................................................23

         Item 2. Changes in Securities and Use of Funds...........................................23

         Item 3. Defaults Upon Senior Securities..................................................24

         Item 4. Submission of Matters to a Vote of Security Holders..............................24

         Item 5. Other Information................................................................24

         Item 6. Exhibits and Reports on Form 8-K.................................................24

SIGNATURES........................................................................................25

Item 1. Financial Statements (unaudited)

                      SECURED SERVICES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash                                                          $   226,216
     Accounts receivable, net                                          469,198
     Prepaid expenses and other current assets                         450,412
                                                                   -----------
              Total current assets                                   1,145,826

Computer equipment, net of accumulated depreciation of $5,870           64,573
Goodwill                                                             2,780,447
Other intangibles assets, net                                          660,000
                                                                   -----------

              Total                                                $ 4,650,846
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of notes payable                              $   389,889
     Accounts payable                                                  447,179
     Accrued expenses                                                  183,609
     Deferred revenues                                                  89,924
                                                                   -----------
              Total current liabilities                              1,110,601

Notes payable, net of current portion                                  678,508
                                                                   -----------
              Total liabilities                                      1,789,109
                                                                   -----------

Commitments

Stockholders' equity:
     Series A convertible preferred stock; par value $.0001 per share; 5,000,000 shares authorized; 2,000,000 shares
         issued and outstanding                                            200
     Common stock; par value $.0001 per share; 50,000,000 shares
         authorized; 6,996,271 shares issued and outstanding               700
     Additional paid-in capital                                      3,289,805
     Accumulated deficit                                              (428,968)
                                                                   -----------
              Total stockholders' equity                             2,861,737
                                                                   -----------

              Total                                                $ 4,650,846
                                                                   ===========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO
                  SEPTEMBER 30, 2003 AND THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                                   Period from
                                                  April 28, 2003
                                              (Date of Inception) to    Three Months Ended
                                                September 30, 2003      September 30, 2003
                                                ------------------      ------------------
Revenues - services                                 $   477,041             $   477,041

Cost of revenues                                        123,757                 123,757
                                                    -----------             -----------

Gross profit                                            353,284                 353,284
                                                    -----------             -----------

Operating expenses:
     Selling, general and administrative                610,407                 356,373
     Research and development                            90,886                  90,886
     Depreciation and amortization                       65,870                  65,870
                                                    -----------             -----------
         Totals                                         767,163                 513,129
                                                    -----------             -----------

Loss from operations                                   (413,879)               (159,845)

Interest expense, net                                    15,089                  15,089
                                                    -----------             -----------

Net loss                                            $  (428,968)            $  (174,934)
                                                    ===========             ===========

Loss per share - basic and diluted                  $      (.06)            $      (.02)
                                                    ===========             ===========

Weighted average shares outstanding                   6,623,470               8,547,660
                                                    ===========             ===========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                   (Unaudited)

                                                 Series A
                                                Convertible
                                              Preferred Stock          Common Stock         Additional
                                           -------------------     --------------------      Paid-in      Accumulated
                                             Shares     Amount      Shares       Amount      Capital        Deficit        Total
                                           ---------    ------     ---------     ------     ----------    ------------   ----------
Proceeds from the issuance of shares
     to founders                                                   3,900,000      $390      $      (90)                  $      300

Shares sold through private placement,
     net of expenses of $145,716                                   1,833,333       183         854,101                      854,284

Shares issued in conjunction with the
     Vacman acquisition                    2,000,000     $200                                1,999,800                    2,000,000

Shares issued in conjunction with the
     Dolfin acquisition                                              500,000        50         374,950                      375,000

Effects of issuance of common stock
     in exchange for services                                        254,004        26         189,793                      189,819

Effects of reverse acquisition                                       508,934        51        (128,749)                    (128,698)

Net loss                                                                                                   $(428,968)      (428,968)
                                           ---------     ----      ---------      ----      ----------     ---------     ----------

Balance, September 30, 2003                2,000,000     $200      6,996,271      $700      $3,289,805     $(428,968)    $2,861,737
                                           =========     ====      =========      ====      ==========     =========     ==========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (Unaudited)

Operating activities:
     Net loss                                                          $  (428,968)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                      65,870
         Provision for bad debts                                             9,000
         Deferred revenues                                                  (3,865)
         Common stock issued for services                                  189,819
         Changes in operating assets and liabilities:
              Accounts receivable                                         (291,515)
              Prepaid expenses and other current assets                   (450,412)
              Accounts payable                                             223,184
              Accrued expenses                                             138,216
                                                                       -----------
                  Net cash used in operating activities                   (548,671)
                                                                       -----------

Financing activities:
     Repayments of notes payable                                           (79,697)
     Proceeds from issuance of common stock to founders                        300
     Proceeds from private placement                                     1,000,000
     Fees paid in connection with private placement                       (145,716)
                                                                       -----------
                  Net cash provided by financing activities                774,887
                                                                       -----------

Net increase in cash and cash balance, end of period                   $   226,216
                                                                       ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                     $    15,089
                                                                       ===========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business operations:

            On July 18, 2003, Secured Services, Inc. ("SSI") completed a merger (the "Merger") with Southern Software Group, Inc. ("SSGI"), a publicly-held company with no operating business activities as of that date. SSI was a privately-held company that had been formed on April 28, 2003 to acquire two operating businesses. SSI had no operating business activities until it completed those acquisitions on, effectively, July 18, 2003 as described below and in Note 4. The Merger was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") that was also executed on July 18, 2003 by and between SSGI, SSGI Acquisition Corp. ("Newco"), a newly-formed, wholly-owned subsidiary of SSGI, and SSI. Pursuant to the Merger Agreement, Newco merged with and into SSI; SSI became the surviving corporation; SSI changed its name to SSI Operating Corp.; SSGI became authorized to issue shares of Series A Convertible Preferred Stock; and SSGI changed its name to Secured Services, Inc.

            SSGI issued shares of common and voting preferred stock to the stockholders of SSI in order to complete the Merger. Prior to the completion of the Merger, SSGI had 508,934 outstanding shares of common stock. Following the closing of the Merger, the combined companies had 6,996,271 outstanding shares of common stock and 2,000,000 outstanding shares of Series A Convertible Preferred Stock, each of which has voting rights equivalent to a share of common stock. The stockholders of SSI before the Merger owned approximately 94% and the stockholders of SSGI before the Merger owned approximately 6% of the voting securities of the combined companies following the closing of the Merger.

            As conditions for the completion of the Merger, SSI was required to have consummated the acquisition of the operating assets related to, and the business operations of, the VACMAN Enterprise product line ("Vacman") of Vasco Data Security International, Inc. ("Vasco"), the acquisition of certain assets related to, and the business operations of, Dolfin.com, Inc. ("Dolfin") and a private offering of its common stock from which it would have received at least $1,000,000. Those acquisitions and the private placement were also completed on or about July 18, 2003 (see Notes 4 and 8). Vacman designs, develops, markets and supports security products and services that manage user access and single sign-on to web, client/server and legacy applications in one integrated system for corporate and government customers. Dolfin markets and supports security products and services that manage data security across integrated systems of corporate customers.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business operations (concluded):

            Since the stockholders of SSI received a substantial majority of the voting securities of the merged companies and SSI had acquired the operating businesses, the Merger was accounted for, effective as of July 18, 2003, as a "reverse acquisition" in which SSI (the legal acquiree) was the accounting acquirer and SSGI (the legal acquirer) was the accounting acquiree. Since SSGI was inactive, the reverse acquisition was accounted for as, effectively, a recapitalization of SSI as of July 18, 2003 with SSGI's assets and liabilities recorded at their historical carrying values which approximated their fair values.

            The acquisitions of the businesses of Vacman and Dolfin were also accounted for as purchases by SSI under accounting principles generally accepted in the United States of America and, accordingly, their assets and liabilities were recorded as of the acquisition date at their respective fair values. Under the purchase method of accounting, the results of operations of SSGI, Vacman and Dolfin were combined with the results of operations of SSI commencing on July 1, 2003, which was deemed to be the effective date for the completion of the acquisitions for accounting purposes. Accordingly, the results of operations prior to July 1, 2003 only reflect the results of SSI from its inception on April 28, 2003.

            As used herein, the "Company" refers to SSI prior to the Merger and the acquisitions of Vacman and Dolfin, and to SSI and its subsidiary thereafter.

Note 2 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003, its results of operations and cash flows for the period from April 28, 2003 to September 30, 2003 and for the three months ended September 30, 2003 and its changes in stockholders' equity for the period from April 28, 2003 to September 30, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the historical and pro forma financial statements included in the Company's Current Report on Form 8-K/A dated July 18, 2003, as amended, that was previously filed with the SEC.

            The results of operations for the periods from April 28, 2003 to September 30, 2003 and for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent period.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies:

      Fiscal year:

            The Company's fiscal year will end on December 31st.

      Principles of consolidation:

            The accompanying condensed consolidated financial statements include the accounts of SSI and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Software development costs:

            Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

            Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

            The Company did not capitalize any software development costs during the period from April 28, 2003 to September 30, 2003.

      Computer equipment:

            Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of such equipment of three years.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies (continued):

      Goodwill:

            Goodwill is comprised of the excess of the costs of acquired businesses over the fair value of their net assets at the dates of acquisition. Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized.

      Other intangible assets:

            Costs of acquiring customer lists and technology are capitalized. Amortization is provided using the straight-line method over the estimated useful lives of such assets of three years.

      Recognition of impairment:

            Goodwill and other intangible assets with indefinite useful lives are subject to reduction when their carrying amounts exceed their estimated fair values based on impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future profitability and cash flows. The Company intends to perform its annual impairment test during the three months ending December 31, 2003.

            Impairment losses on long-lived tangible and intangible assets which do not have indefinite useful lives, such as computer equipment, customer lists and technology, are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies (continued):

      Revenue recognition:

            The Company applies the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition," as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) there must be persuasive evidence of the existence of an arrangement, (2) delivery must be completed, (3) fees must be fixed or determinable, and (4) amounts due must be probable of collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to software products (including specified upgrades/enhancements) is recognized upon delivery of the products.

      Income taxes:

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Concentrations of credit risk:

            Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company deposits its cash with high-quality financial institutions. At times, the Company's cash balances exceed the amount insured by the Federal Deposit Insurance Corporation of $100,000. At September 30, 2003, the Company had cash with one bank that exceeded the amount insured by approximately $127,000.

            The Company generally extends credit to its customers without obtaining collateral. The Company reduces its exposure to credit risk by closely monitoring the extension of credit to its customers while maintaining appropriate allowances for potential credit losses based on its history of past write-offs (including periods prior to the acquisitions of Vacman and Dolfin), current economic conditions and its evaluation of the credit risk related to specific customers. Accordingly, management does not believe that the Company was exposed to significant credit risk at September 30, 2003.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies (continued):

      Net earnings (loss) per common share:

            The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method had been applied. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 2,000,000 shares of Series A Convertible Preferred Stock issued in connection with the acquisition of Vacman as outstanding from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the period from April 28, 2003 to September 30, 2003 and the three months ended September 30, 2003 in accordance with the "two class" method of computing earnings
            (loss) per share set forth in SFAS 128.

            Since the Company had net losses for the period from April 28, 2003 to September 30, 2003 and the three months ended September 30, 2003, the assumed effects of the exercise of options and warrants to purchase 407,042 shares of common stock outstanding at September 30, 2003 would have been anti-dilutive.

      Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were immaterial for the period from April 28, 2003 to September 30, 2003 and the three months ended September 30, 2003.

      Research and development costs:

            The Company expenses research and development costs as incurred.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies (concluded):

      Stock-based compensation:

            In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "Intrinsic Value Method"). However, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended, of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

            In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force ("EITF") for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Business acquisitions:

            As explained in Note 1, SSI completed the acquisition of certain assets and the business of Vacman on, effectively, July 1, 2003. The acquisition was accounted for as a purchase. Accordingly, the accompanying condensed consolidated statements of operations include the results of operations of Vacman from the date of acquisition. The total cost for the purchase of Vacman was $3,073,094, which was comprised of (i) a note issued to the owner of Vacman in the principal amount of $1,073,094 that was payable in 36 monthly installments, including interest at 6%, and (ii) 2,000,000 shares of Series A Convertible Preferred Stock issued to the owner of Vacman with an approximate fair value of $2,000,000, or $1.00 per share.

            The cost of the acquisition of Vacman was allocated to the identifiable assets acquired (including identifiable intangible assets comprised of customer lists and technology) and liabilities assumed based on their fair values with the excess of the cost over the fair value of the identifiable net assets allocated to goodwill as follows:

                  Accounts receivable                $   104,546
                  Computer equipment                      65,698
                  Goodwill                             2,287,396
                  Other intangible assets                720,000
                  Accrued expenses                       (10,757)
                  Deferred revenues                      (93,789)
                                                     -----------

                      Net assets acquired            $ 3,073,094
                                                     ===========

            As explained in Note 1, SSI completed the acquisition of Dolfin on, effectively, July 1, 2003. The acquisition was accounted for as a purchase. Accordingly, the accompanying condensed consolidated statements of operations include the results of operations of Dolfin from the date of acquisition. The total cost for the purchase was $375,000 which was comprised of the fair value of 500,000 shares of common stock issued to the owners of Dolfin with an estimated fair value of $.75 per share.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Business acquisitions (continued):

            The cost of the acquisition of Dolfin was allocated to the identifiable assets acquired and liabilities assumed based on their fair values with the excess of the cost over the fair value of the identifiable net assets allocated to goodwill as follows:

                  Accounts receivable                 $  82,137
                  Computer equipment                      4,745
                  Goodwill                              493,051
                  Accounts payable                     (186,720)
                  Accrued expenses                      (18,213)
                                                      ---------

                       Net assets acquired            $ 375,000
                                                      =========

            The following shows the allocation of the total consideration paid for the acquisitions of Vacman and Dolfin:

                                                                       Vacman                Dolfin                  Total
                                                                    -----------             ---------             -----------
                  Allocation of purchase price:
                      Accounts receivable                           $   104,546             $  82,137             $   186,683
                      Computer equipment                                 65,698                 4,745                  70,443
                      Goodwill                                        2,287,396               493,051               2,780,447
                      Customer lists                                    540,000                                       540,000
                      Technology                                        180,000                                       180,000
                      Accounts payable                                                       (186,720)               (186,720)
                      Accrued expenses                                  (10,757)              (18,213)                (28,970)
                      Deferred revenues                                 (93,789)                                      (93,789)
                                                                    -----------             ---------             -----------

                            Net assets acquired                     $ 3,073,094             $ 375,000             $ 3,448,094
                                                                    ===========             =========             ===========

                  Consideration paid:
                      Note payable                                  $ 1,073,094                                   $ 1,073,094
                      Preferred stock - 2,000,000 shares
                         valued at $1 per share                       2,000,000                                     2,000,000
                      Common stock - 500,000 shares
                         valued at $.75 per share                                           $ 375,000                 375,000
                                                                    -----------             ---------             -----------

                            Total consideration                     $ 3,073,094             $ 375,000             $ 3,448,094
                                                                    ===========             =========             ===========

            Vacman and Dolfin were acquired for non-cash consideration comprised of notes payable and shares of preferred and common stock. Accordingly, the acquisitions were non-cash transactions that are not reflected in the accompanying condensed consolidated statements of cash flows.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Business acquisitions (concluded):

            Summarized unaudited pro forma financial information for the period from April 28, 2003 to September 30, 2003 assuming the acquisitions of Vacman and Dolfin, the Merger and the private placement were all consummated on April 28, 2003:

                                                                  Period from
                                                                April 28, 2003
                                                                 to September
                                                                   30, 2003
                                                                --------------
                  Revenues                                       $   795,068
                  Cost of revenues                                   206,262
                                                                 -----------
                  Gross profit                                       588,806
                  Operating expenses                               1,109,251
                                                                 -----------
                  Loss from operations                              (520,445)
                  Interest expense                                    25,148
                                                                 -----------

                  Net loss                                       $  (545,593)
                                                                 ===========

                  Loss per share                                 $      (.06)
                                                                 ===========

                  Weighted average shares outstanding              8,996,271
                                                                 ===========

            The unaudited pro forma results of operations for the period from April 28, 2003 to September 30, 2003 are not necessarily indicative of the actual results of operations had the acquisitions and private placement been consummated on April 28, 2003 or for any subsequent periods.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Other intangible assets:

            Other intangible assets consisted of the following as of September 30, 2003:

                                                                               Estimated
                                                                              Useful Lives         Amount
                                                                              ------------      -----------
                    Customer lists                                               3 years        $   540,000
                    Technology                                                   3 years            180,000
                                                                                                -----------
                                                                                                    720,000
                    Less accumulated amortization                                                    60,000
                                                                                                -----------

                        Total                                                                   $   660,000
                                                                                                ===========

Note 6 - Notes payable:

            Notes payable consisted of the following as of September 30, 2003:

                    Note payable to bank (A)                                                    $    50,000
                    Note payable to Vasco (B)                                                     1,018,397
                                                                                                -----------
                                                                                                  1,068,397
                    Less current portion                                                            389,889
                                                                                                -----------

                    Notes payable, net of current portion                                       $   678,508
                                                                                                ===========

            (A) The note is payable in monthly principal installments of $25,000 plus interest at 6% through November 2003.

            (B) The note is payable in monthly installments of $32,645, including interest at 6%, through July 2006. The note was issued as part of the consideration paid for the purchase of Vacman (see Note 4).

            Principal amounts due under notes payable in each of the years subsequent to September 30, 2003 are $389,889 (2004); $360,853
            (2005); and $317,655 (2006).

Note 7 - Related party loans and advances:

            Included in prepaid expenses and other current assets are aggregate loans and advances of $414,782 to related entities. Accounts payable include $186,719 owed to related entities. Balances payable by and to related entities are non-interest bearing and are expected to be repaid in the ordinary course of business.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity:

      Preferred stock:

            As of September 30, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

            During the period from April 28, 2003 to September 30, 2003, the Company issued 2,000,000 shares of convertible preferred stock as part of the consideration for the purchase of Vasco (see Note 4). Each share can be converted to one share of common stock and has voting rights similar to common stock.

      Private placement of common stock:

            As a condition of the consummation of the Merger (see Note 1), the Company completed the sale of 1,333,333 shares of common stock at $.75 per share in July 2003 and received gross proceeds of $1,000,000 through a private placement intended to be exempt from registration under the Securities Act of 1933. In addition, the investors received warrants to purchase an additional 333,333 shares of common stock at $1.50 per share that are exercisable through July 2006.

            In connection with the private placement, the Company incurred $145,716 of costs and issued 500,000 shares of common stock and 20,000 warrants to consultants who assisted in the private placement. Each warrant can purchase an additional share of common stock at $1.50 per share that are exercisable through July 2006.

      Shares issued for services:

            During July 2003, the Company issued 254,004 shares of common stock to key employees for past services and recognized compensation expense of approximately $190,000 during the period from April 28, 2003 to September 30, 2003, the approximate fair value of the shares issued.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income taxes:

            As of September 30, 2003, the Company had net operating loss carryforwards of approximately $429,000 available to reduce future Federal and state taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $172,000 by an equivalent valuation allowance as of September 30, 2003.

            As a result of the increases in the valuation allowance of $172,000 and $70,000 for the period from April 28, 2003 to September 30, 2003 and the three months ended September 30, 2003, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

Note 10- Fair value of financial statements:

            The Company's financial instruments at September 30, 2003 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable, accrued expenses and notes payable. In the opinion of management, these instruments were carried at their approximate fair values because of their liquidity and short-term maturities.

Note 11- Operating leases:

            As of September 30, 2003, the Company was leasing its office space in Toronto, Canada under an operating lease that expires in July 2004. The remaining aggregate rental payments were not material. Offices in other locations were being leased on a month-to-month basis. Rent expense amounted to approximately $48,000 for the period from April 28, 2003 to September 30, 2003.

Note 12- Stock options:

            SSGI had issued stock options that were outstanding as of July 18, 2003, the date of the closing of the Merger, that became options for the purchase of an equivalent number of shares of the combined companies without any change in their exercise prices or expiration dates. Options to purchase 54,393 shares of common stock were outstanding as of July 18, 2003. Options to purchase 684 shares expired during the period from July 18, 2003 to September 30, 2003. As of September 30, 2003, options to purchase 53,709 shares of common stock remained outstanding all of which were exercisable. The options had exercise prices ranging from $3.28 to $14.22 per share, a weighted average exercise price of $5.36 per share and expiration dates ranging from December 14, 2003 to May 14, 2011.

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

Overview

      We are an information security company dedicated to providing security services and products to local and global enterprises including, organizations in government, financial services, manufacturing, telecommunications and health care. Our products help our customers ensure that only authorized individuals are able to access and use their corporate information technology resources and applications. In addition, our products provide a more automated way to grant, modify or revoke account access to applications and resources. Our security services and products include information security consulting, managed security services and strategic security technology including proprietary identity management, single sign-on and access control software. In addition, through our professional services group, we also provide customers with project management, architecture and design, custom development services and training.

      In July 2003, we completed a merger of our wholly owned subsidiary, SSGI Acquisition Corp., a Delaware corporation, with and into SSI Operating Corp., a Delaware corporation (formerly known as "SecureD Services, Inc.") pursuant to an Agreement and Plan of Merger. Pursuant to that agreement, among other things, SSI Operating Corp. became our wholly owned subsidiary, we changed our name to "SecureD Services, Inc.", we added a new class of Series A Convertible Preferred Stock and we replaced members of our management with key members of SSI's management team. Prior to the merger, we were essentially a public shell corporation seeking to merge with an operating business or businesses that would have the potential to create stockholder value.

      As a result of the merger, we adopted and continued the operating business of SSI. SSI was formed in September 2002, to develop and market IT and Internet security consulting and managed services, primarily to Fortune 2000 organizations. Prior to the completion of the merger, SSI acquired certain business assets of Dolfin.com, Inc. ("Dolfin") and VASCO Data Security International, Inc. ("VASCO").

      The acquisition from Dolfin included a proprietary methodology and customer lists. As a result, we can now offer a variety of professional and managed information security solutions for financial service organizations, telecommunications companies, health care institutions and government agencies. These services include:

      o     Information Security Audits and Assessments;

      o     Penetration Testing & Wireless LAN Infiltration;

      o     Security Policy Development and Verification;

      o     Secure Infrastructure Design, Implementation and Integration;

      o     Forensic Analysis;

      o     Managed Security Services;

      o     Managed Firewall;

      o     Managed Intrusion Prevention and Detection; and

      o     Managed Content Blocking, Filtering and Tracking.

      The acquisition from VASCO included intellectual property, a software package called VACMAN Enterprise, also known as Snareworks, and service contracts with customers. VACMAN Enterprise provides a foundation for organizations to:

o     Centrally control user access and management;

o     Increase security and end user efficiency through secure single sign-on;

o     Leverage investments in existing infrastructure;

o     Enable security without application programming; and

o     Deploy rapidly with smart implementation tools.

      We believe that we have a competitive edge over other e-Security companies for the following reasons:

o The VACMAN Enterprise package has several unique features that provide benefits to customers that major competitors are not able to provide;

o We can develop and implement new features within VACMAN Enterprise faster than competitors can with their products; and

o There will be rapid sustained growth in the e-Commerce industry, which should translate into increased expenditures by businesses to secure the structural integrity of the Internet.

      In addition, there is no single e-Security market leader today who is providing a complete offering that ensures the structural integrity of an organization's computers, clients, networks and applications with an end-to-end integrated security solution. We intend to become a dominant force by providing that end-to-end security solution.

      Our revenue is derived primarily from our core product, Snareworks, which provides identity and access management to a broad range of technology environments. Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

Results of Operations

      Revenues. The revenues for the quarter ended September 30, 2003 totaled $477,000. Snareworks sales totaled $308,000 and other Consulting Services totaled $169,000. We believe that these results were satisfactory for our first quarter of operations in providing information security solutions and services business, particularly in the current environment of reduced IT spending. We also believe that as IT spending increases along with the recent release of our new version of Snareworks will place us in a good position for growth in the future.

      Cost of Revenues. The total cost of revenues for the quarter ended September 30, 2003 was $124,000, or 26% of our revenues, of which $35,000 was attributable to ongoing customer support for software licenses already installed in connection with Snareworks and $89,000 was attributable primarily to people costs associated with our managed services.

      Research and Development. The cost associated with our research and development efforts totaled $91,000 for the quarter ended September 30, 2003. These costs enabled us to improve our Snareworks product. Version 5 which we anticipate will be released later this month.

      Selling, General and Administrative. Selling, General and Administrative expenses totaled $356,000 for the quarter ended September 30, 2003. These costs included professional fees and consulting costs related to the merger and purchase of Snareworks and selected assets of Dolfin.com, Inc. Also included are the initial marketing costs for developing sales literature.

      Selling, general and administrative expenses for the period from April 28, 2003 (Date of inception) to September 30, 2003 totaled $610,407 which includes $190,000 stock-based compensation costs for our employees.

      Depreciation and Amortization. The costs for depreciation and amortization amounted to $65,870 for the periods ended September 30, 2003 and represented primarily amortization of intangible assets acquired in connection the purchase of Snareworks and selected assets of Dolfin.com, Inc.

Liquidity and Capital Resources

      At September 30, 2003, our cash totaled $226,216. This cash is held in current accounts and short term deposit accounts.

      Cash used in operations totaled approximately $549,000 for the period from April 28, 2003 to September 30, 2003 due primarily to financing, pre-paid expenses and other current asset.

      Cash provided by financing activities for the period from April 28, 2003 to September 30, 2003 totaled $774,887 which includes proceeds of $1,000,000 from a private placement in July 2003 offset by approximately $225,000 used to repay a note payable and related financing fees.

      We believe that our current cash balances, the anticipated cash generated from operations, including the realization of deferred revenue which is recorded as a current liability, deposits that will be received in future quarters on orders and the impact of obtaining additional equity financing, will be sufficient to meet our anticipated cash needs over the next twelve months.

      There is substantial risk, however, that we may not be able to either obtain additional financing or the revenue growth and cash receipts will not be sufficient to generate the funds needed to repay the debt to VASCO within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and also unable to either renegotiate the terms of the agreement with VASCO, we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. SecureD Services' management, with the participation of its chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of SecureD Services' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, its chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, SecureD Services' disclosure controls and procedures are effective, providing them with material information relating to SecureD Services as required to be disclosed in the reports SecureD Services files or submits under the Exchange Act on a timely basis.

b) Changes in Internal Control over Financial Reporting. There were no changes in SecureD Service's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, SecureD Services' internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

(a) In July 2003, upon closing of the merger of our wholly owned subsidiary, SSGI Acquisition Corp with and into SSI Operating Corp., pursuant to an Agreement and Plan of Merger we amended our common stock, $.0001 par value, stock certificate to reflect the name change from Southern Software Group, Inc. to SecureD Services, Inc. and new company signatories. The rights of the holders of our common stock were not materially impacted by this change.

(b) In connection with the July 2003 merger, on July 18, 2003 we amended our certificate of incorporation and designated a new series of preferred stock consisting of 2,000,000 shares of Series A Convertible Preferred Stock. Pursuant to the terms of the Agreement and Plan of Merger we issued all 2,000,000 shares to VASCO Data Security International, Inc. As a result of the issuance of Series A Preferred Stock and for so long as any such shares are outstanding, the right of the holders of our common stock,
      (i) with limited exceptions, to receive any dividends or any distributions have been materially limited by the right granted to the Series A Preferred Stock which restricts our ability to declare or pay any dividends on, make any distributions on, or purchase, redeem, retire, or otherwise acquire for value, any shares of outstanding common stock, return any capital or make any distribution to the holders of any common stock, or permit any Subsidiary to do any of the foregoing; and (ii) to receive distributions upon liquidation, dissolution or wind up, have been materially limited by the liquidation preference granted to the Series A Preferred Stock which excludes a material asset (Snareworks) from the assets available for distribution to holders of our capital stock.

(c) We issued shares of common and voting preferred stock to the stockholders of SSI Operating Corp. in connection with the closing of the July 2003 merger. Prior to the closing of the merger, we had 508,934 outstanding shares of common stock. Following the closing of the merger, the combined companies had 6,996,271 outstanding shares of common stock and 2,000,000 outstanding shares of Series A Convertible Preferred Stock, each of which has voting rights equivalent to a share of common stock. The stockholders of SSI Operating Corp. before the closing of the merger owned approximately 94% and the stockholders of Southern Software Group, Inc. before the closing of the merger owned approximately 6% of the voting securities of the combined companies following the closing of the merger.

      As a condition of the consummation of the July 2003 merger, we completed the sale of 1,333,333 shares of common stock at $.75 per share and received gross proceeds of $1,000,000 through a private placement. In addition, the investors received 3-year warrants to purchase an additional 333,333 shares of common stock at $1.50 per share. The issuance of these shares was pursuant to the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and in accordance with Regulation D and Regulation S.

      In connection with the private placement, the Company incurred $145,716 of costs and issued 500,000 shares of common stock and 3-year warrants to purchase an additional 20,000 shares of common stock at $1.50 per share.

      During July 2003, the Company issued 254,004 shares of common stock to key employees for past services and recognized compensation expense of approximately $190,000 during the period from April 28, 2003 to September 30, 2003, the approximate fair value of the shares issued.

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      Exhibit No.   Description
      -----------   -----------

         3.1        Amendment to the Certificate of Incorporation

         3.2        Amended and Restated Bylaws

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K:

      On each of July 9, 2003, July 18, 2003 and August 14, 2003, we filed a current report on form 8-K under Items 7 and 9, Items 1, 6, 7 and 9 and Items 4 and 7, respectively.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SecureD Services, Inc

                                        (Registrant)


Date November 19, 2003                  /s/ King T. Moore
                                        -----------------
                                        King T. Moore
                                        President and Chief Executive Officer


Date November 19, 2003                  /s/ John Day
                                        ------------
                                        John Day
                                        Chief Financial Officer
                                        (Principal Financial Officer)