Form 10KSB
period 2003-12-31
SECURED SERVICES INC
filed 2004-03-30
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2003

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

   |_| For the transition period from _________________ to _________________
                        Commission file number 001-12536

                             SECURED SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        11-2964894
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

                     1175 North Service Road West, Suite 214
                        Oakville, Ontario, Canada L6M 2W1
                    (Address of principal executive offices)
                                 (905) 339-2323
                           (Issuer's telephone number)

                          SOUTHERN SOFTWARE GROUP, INC.
                          1598 Whitehall Road, Suite E
                               Annapolis, MD 21401
 (Former name, former address and former fiscal year if changed since last year)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      For the year ended December 31, 2003, the revenues of the registrant were $1,023,995.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on the OTC Bulletin Board, on March 25, 2004 of $2.40, was approximately $8,877,734.

      As of March 25, 2004 the registrant had a total of 9,299,723 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                          ANNUAL REPORT ON FORM 10-KSB

                              SECURED SERVICES, INC

                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

PART I                                                                                                         Page
Item 1.        Description of Business...........................................................................2
Item 2.        Description of Property..........................................................................13
Item 3.        Legal Proceedings................................................................................13
Item 4.        Submission of Matters to a Vote of Security Holders..............................................13

PART II
Item 5.        Market for Common Equity and Related Stockholder Matters.........................................14
Item 6.        Management's Discussion and Analysis or Plan of Operation........................................15
Item 7.        Financial Statements.............................................................................19
Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............19
Item 8A.       Controls and Procedures..........................................................................19

PART III
Item 9.        Directors and Executive Officers, Promoters, and Control Persons; Compliance with section
               16(a) of the Exchange Act........................................................................20
Item 10.       Executive Compensation...........................................................................22
Item 11.       Security Ownership of Certain Beneficial Owners and Management and related Stockholder
               Matters..........................................................................................24
Item 12.       Certain Relationships and Related Transactions...................................................25
Item 13.       Exhibits and Reports on Form 8-K.................................................................25
Item 14.       Principal Accountant Fees and Services...........................................................26

                           FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include the factors discussed in this report in Part I, Item 1., including the section captioned "Risk Factors that May Affect Future Results;" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

Item 1. Description of Business

Overview

      SecureD Services, Inc. provides security software solutions that securely manage identities and their access to enterprise information assets. Our products help companies ensure that only those people or business processes that are entitled to access corporate resources and applications can access them. We enable our customers to manage their user population that need to access those resources and applications. In addition, our products provide a more automated way to grant, modify or revoke account access to applications and resources.

      Our revenue is derived primarily from our core product, Identiprise, which provides identity and access management to a broad range of technology environments. We also offer various levels of consulting and support services that enable our customers to identify and manage security issues and practices.

      Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

      Our professional services group provides customers with project management, architecture and design, custom development services and training.

Recent Developments

      On November 24, 2003, we commenced a $3,000,000 private placement to institutional and other accredited investors of 1,000,000 units, each consisting of three shares of common stock, par value $.0001 per share ("Common Shares") and one warrant to purchase one Common Share (the "Investor Warrants"). We have consummated only a portion of this private placement. To date we have raised net proceeds from this placement, after estimated costs and expenses, of approximately $800,000. No assurance can be given that additional units will be sold.

      On July 18, 2003, Southern Software Group, Inc. ("SSGI"), a publicly -held company with no current operating business, completed a merger (the "Merger") with SecureD Services, Inc. ("SSI"), a privately- held company that had been recently- formed to acquire, and had completed the acquisition of, two operating businesses. The Merger was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") that was executed on July 18, 2003 by and between SSGI, SSGI Acquisition Corp. ("Newco"), a newly-formed, wholly-owned subsidiary of SSGI, and SSI. Pursuant to the Merger Agreement, Newco merged with and into SSI; SSI became the surviving corporation; SSI changed its name to SSI Operating Corp.; SSGI became authorized to issue shares of Series A Convertible Preferred Stock ("Preferred Shares"); and SSGI changed its name to SecureD Services, Inc.

      As further explained below, SSGI issued Common Shares and Preferred Shares to the stockholders of SSI in order to complete the Merger. Since the stockholders of SSI received the majority of the voting securities of the merged companies, the Merger will be accounted for, effective as of July 18, 2003, as a "reverse acquisition" whereby SSI, the Legal Acquirer will be the accounting Acquiree and SSGI the Legal Acquirer will be the Accounting Acquiree.

      A summary of the principal terms of the Merger Agreement affecting the reverse acquisition is set forth below:

      o Prior to the completion of the Merger, SSI was required to have completed the acquisition of the operating assets related to and the business operations of, the VACMAN Enterprise Product line

            ("Vacman") of VASCO Data Security International, Inc. ("VASCO"). T. Kendall Hunt, a director of the merged companies, was a director and executive officer of VASCO and a Principal stockholder of SSI at the time of the closing of the acquisition of the assets of Vacman.

      o Prior to the completion of the Merger, SSI was required to have completed the acquisition of certain assets related to, and the business operations of, Dolfin.com, Inc. ("Dolfin"). Michael P. Dubreuil, the current Chairman of the Board of Directors and Secretary of the merged companies, was a director and executive officer of Dolfin at the time of the closing of the acquisition of the assets of Dolfin.

      o Prior to the completion of the Merger, SSI was required to have completed a private offering of its common stock from which it would have received at least $1,000,000.

      o Each of the issued and outstanding shares of common stock of SSI would be converted into and exchanged for a like number of shares of common stock of the merged companies.

      o Each of the issued and outstanding shares of Series A Convertible Preferred Stock of SSI would be converted into and exchanged for a like number of Preferred Shares.

      Prior to the completion of the Merger, SSGI had 508,934 outstanding Common Shares. Following the closing of the Merger, the combined companies had 6,996,271 outstanding Common Shares and 2,000,000 outstanding Preferred Shares, each of which has voting rights equivalent to a Common Share. The stockholders of SSI before the Merger owned approximately 94% of the voting securities of the combined companies following the closing of the Merger. SSI was formed prior to June 30, 2003 as a holding company to acquire Vacman, Dolfin and SSGI. As of June 30, 2003, it had received a noninterest -bearing advance of approximately $500,000 from one of its founders and its only activities were related to the consummation of the Merger Agreement and the performance of related due diligence procedures.

Industry Overview

      Market potential

      International Data Corporation [IDC], a recognized expert in the IT field has projected that the number of Internet users to grow to over 600 million users by the middle of this decade . New Internet applications, including the explosion in wireless Internet applications demonstrate the flexibility and versatility of the Internet as a communications and publishing media. Unfortunately, the Internet's infrastructure of interconnecting computer networks creates an unlimited number of opportunities to launch network attacks on sensitive and proprietary information assets.

      IDC predicts that Corporations will reset their IT security plans as a result of the events of September 11. The focus of IT security will grow from authentication, authorization, and administration to include business continuity. Physical and IT security will become part of the same whole. This will provide an opportunity for suppliers of IT services and products creating challenges for CIO's and IT managers to secure infrastructure. It is estimated that the demand for information security services will reach $21 billion in worldwide annual spending by 2005.

      IDC and other industry experts have forecasted that demand for security software is also on the rise, worldwide spending on security software will increase to $9.4 billion in 2005. Security technology is moving into a concept of being baked into the IT infrastructure as opposed to being smeared on. This means information security is now becoming a fundamental component of IT strategy and a core requirement for every organization with information assets. We believe that information security offerings including Web services and digital identity services are the fundamental drivers that are fueling tremendous growth in the IT market today.

      The World's IT Infrastructure is constantly challenged with a record amount of malicious security attacks. Many of these security breaches are still undetected. These attacks have resulted in billions of dollars in lost revenue, outright theft, productivity losses and significant legal fees and insurance claims from liability lawsuits from companies who have not adequately secured their IT infrastructure.

      Recent trends

      Several economic and technological issues transcend all areas of information security services, including the following:

      The rapid development of Internet, intranet, extranet, remote access, and mobile wireless networking infrastructure technologies has left end users at all levels of the corporate structure demanding increased network access to greater amounts of information from variable locations. This unprecedented level of network accessibility is being leveraged to enable all stakeholders (e.g., employees, customers, partners, and suppliers) to access internal corporate information and allow users to engage in e-commerce activities (both business to consumer "B2C" and business to business "B2B") to purchase and transfer goods and services over the public network. These trends have expanded the market opportunities for security service providers (e.g., managed security services providers "MSSP"). Many large organizations lacking sophisticated security expertise have experienced tremendous benefits by having a third party with a team of security professionals manage their security requirements rather than undertaking the costly and burdensome endeavor of building an in-house security staff.

      Concerns about network security vulnerabilities continue to receive increased attention over the past year with several new worms and viruses infecting email and servers worldwide. Nimbda, Code Red and Bug Bear have become household names, as media reports account the widespread viral threats and network breaches which continue to threaten corporate enterprises, as well as branches of the local, state, and federal governments, many of these organizations have come to a revelation: It is no longer a matter of "if" a security incident will occur, but more important, "when" will the breach occur and how much damage will it cause to your organization. The byproduct of these headlines includes increased demand for security policy reviews and vulnerability assessments to test the preparedness not only for external attacks but also for a host of internal threats (e.g., contractors and disgruntled employees). The demand for information and services from Web sites such as McAfee.com and Symantec have also increased with the latest round of deadly viruses attacking e-mail servers with mass propagation spread by infected computers throughout the world. As a result, services for information security assessments and integration services have become one of the fastest-growing segments in the information security services industry.

      IT departments continue to experience budgetary pressures with regard to proper staffing levels, while simultaneously being asked to provide higher levels of network accessibility and security. IT departments are increasingly finding that outside information security service providers present a cost-effective alternative to developing and maintaining specific types of security skills and capabilities in-house (particularly in the context of an extremely competitive information security skills market). This type of selective outsourcing trend among enterprise organizations and service providers can help relieve the arduous task of day-to-day IT security management and allow a sharper focus on core business objectives (e.g., healthcare, telecommunications, financial services, manufacturing and education etc.).

      The resulting rise in security awareness has also driven interest in security training and education programs, particularly in the United States. Spending on information security training and education in the United States is expected to reach $725 million by 2005, representing a 16.3% compound annual growth rate, a recognized method of measuring long term growth. Security product vendors such as Check Point, RSA, and Cisco often utilize the services of independent third-party training firms to broaden their access to a larger number of students. Firms typically utilize three different mediums to deliver education and training: instructor led, technology based, and text based.

      As the competition among security software vendors increases, profit margins on products will remain under pressure. As a result, security software is increasingly being integrated into hardware appliances. Initially, computer security was embodied in "black boxes" that did their work with limited user interaction. While the Internet grew, the security functions moved to software that could be modified to address new threats and business requirements. Over the past few years, however, the black box has returned in the form of the firewall/virtual private network ("VPN") security appliance.

      Distributed Denial of Service Attacks and menacing software "Worms" like "Blaster," "Slammer," ""Welchia," "Sobig," "Nimda" and "Lovebug" have attacked the world's computer networks leaving destruction in their path. The "Code Red" Worm, created world awareness and sense of urgency to resolve vulnerabilities in business and must become a core requirement in safeguarding vital information assets. While these events differ in their overall magnitude, each is having a significant impact on the economy as well as on management priorities and focus. One area that has certainly increased in importance is IT security and availability. Most businesses and government organizations have had to re-evaluate their efforts in response to expected future threats.

      With the credible threat of additional cyber attacks and cyber terrorism, all levels of government and business are making secure IT networks a mission-critical priority. President Bush recently created the Office of Cyberspace Security. Richard Clarke as the first leader of this office has warned of the possibility of a "digital Pearl Harbor" in which a terrorist attack would paralyze computers, electrical grids and other key infrastructure.

      An analysis issued on September 22, 2001 concludes that the potential exists for devastating cyber attacks following any retaliation to the September 11 events and those attacks could significantly debilitate U.S. and allied information networks. In August 2003, the risk has grown even greater, with rail and power stations being affected over the last few weeks and months.

      According to a report by the President's Commission on Critical Infrastructure Protection, it is estimated that 19 million people worldwide have the skills to engage in malicious hacking. According to Tom Marsh, who was the commission's chairman, the worst-case scenarios are nightmarish -- a determined coalition of hackers could disrupt 911 services, air traffic control, the power-switching centers that move electricity around the country, rail networks, the financial networks and more. The complexity of the attacks on the World Trade Center and the Pentagon showed that terrorist organizations could conduct very well-organized and sophisticated attacks.

      In addition to these external attacks, internal threats, already on the rise, will become even more problematic in the coming months. History indicates that 70% of all security incidents originate from internal sources. In an environment of downsizing, internal security and security control efforts will become much more important.

      IT is a critical component of most business processes and recent events have reinforced just how much businesses rely on there IT infrastructure. As a result, IT vulnerability has become a high priority executive and boardroom issue.

      Tightening IT infrastructure security has become the major issue for many leading business organizations around the world. Top management must provide proactive sponsorship for efforts that will ensure adequate security and availability in their business or they are placing their organizations at great risk.

      The challenge for most executives is finding an e-Security supplier that can meet all of their needs across all geographic locations providing consistency, reliability and affordability.

Marketing and Sales Strategy

      We believe that our e-Security Consulting Services will be in great demand, given the projected security skills shortfall over the next three years. Through a strategic brand awareness based marketing and public relations program, we will position ourself as a 100% focused, manufacturer/developer independent,

International Provider of IT and Internet security services. A direct sales force in each local market that we will operate in, will fulfill the demand created through the marketing campaign. Alliances will also be pursued with other application developers, product manufacturers, Internet Service Providers
(ISPs), Telecommunications Companies (Telcos), and Wireless and Cable operators.

      We will operate each local office as a separate profit center. The organizational model will be that of a large consulting firm. The principals from the acquired company will each manage their office with a title of Managing Partner. The other managers, senior consultants and sales executives will carry the title of partner, associate partner, principal, manager, consultant, sales representative, etc. based on their position and experience. The local staff in their market will make all sales and provide all "in-market" fulfillment. The sales office location, in which the customer's decision-making occurs, will handle any national or international sales opportunity. National Account Project Managers located regionally will assist in coordinating the fulfillment of national or international sales.

      The initial focus will be to develop the North American market. The International market will be initially handled on an opportunistic basis until we believe that we have enough critical mass in North America. Over time we will focus on seven major markets throughout the world: five in the U.S. one in Canada, and one internationally.

      We believe our market appeal will be our capability to integrate best-of-breed security products, services and processes to provide an integrated Enterprise e-Security Architecture to its clients. Market research has indicated that organizations want more than just a firewall or an anti-virus solution. Today's Client wants to rely on neutral third party systems security integrators that can provide comprehensive security solutions that encompass the entire enterprise.

      Typically, organizations are seeking an e-Security Architecture that can protect them from outside intrusions, internal security violations, and the ability to transact e-Commerce business and move digital transactions safely on Corporate LANs, Intranet and extranet environments. Therefore, we have set the goal of providing "end-to-end" security solutions to protect the most important asset - intellectual property that resides in computers and database repositories on networks. Our security services model is comprehensive and has specific target able opportunities that the competition does not address.

      We believe that we have significant opportunities with the following market characteristics:

      o A market for e-Security consulting services and products that is rapidly growing;

      o     Highly fragmented industry without a clear market leader;

      o Significant economies of scale to be realized by implementing best practices on a global basis;

      o No national/international company focused on end-to-end, product independent, e-Security consulting;

      We intend to exploit this opportunity by:

      o Growing its market leadership position in providing "an integrated e-Security Architecture" from which business can embrace the new economy with a minimal of "non-business" risk.

      o Providing consistent levels of e-Security services, implementation and monitoring in all the major markets;

      o Partnering with those organizations that must secure their service offering in order to do business with their clients
            (telecommunications, banking, healthcare, utilities and government etc.).

      We believe that our innovative approach to e-Security will create significant market awareness and intend to use this awareness to capitalize on the unique marketing opportunities described above. Our sales and marketing strategy will include the following:

      o     A clear focus on target markets;

      o A clear understanding of how to leverage various market entry sales strategies to obtain maximum sales coverage and mitigate risks;

      o The planned geographic representation and sales infrastructure to capitalize on the explosive growth in e-Security;

      o e-Business security application solutions ranging from secure transactions to secure document distribution over the Internet.

      o A communications program that will create an awareness of SecureD among clients and other key industry influencers;

      o Advertising and public relations agency relationships that will assure the quality, consistency, and effectiveness of our communications.

      In summary, we intend to become a dominant force in the e-Security space with its comprehensive security solutions and its aggressive marketing/sales strategy that incorporates direct sales, mass merchandising, annuity services "managed" and strategic partnerships.

Competition

      As mentioned above, there is no one dominant player in the market at this time, but there is a lot of activity. Key market trends include an increase in the number of single "point" solution security-related products and services and the vertical integration of market segments (such as firewalls and AntiVirus products), reducing over time the total number of vendors and products.

      After surveying the current security firms that provide hardware, software and/or services in the $16 Billion worldwide information security market, we believe that there is no dominant security services provider in this sector. We have reviewed the major providers of security services, hardware and software products such as Symantec, VeriSign, Network Associates, Cisco and Checkpoint; the large consulting firms such as Accenture, Bearing Point, Electronic Data Systems (EDS), Perot Systems and IBM; as well as many small and mid-sized firms such as, ISS, Counter plane, RSA, VASCO, Netegrity, Open Network, Oblix, Guardent, @Stake, Red Siren, and Found Stone.

      Further, we have reviewed market requirements and industry projections from firms like the Gartner Group, IDC, and those of many trade publications. As a result of these investigations, the we believe that no other North America firm currently offers the focused services that we currently offer or plan to offer.

      Most competing manufacturers offer a single solution product, or a suite of products that meet a portion of a customer's needs. The large consulting providers of security services such as Accenture, IBM, EDS and Bearing Point are broadly focused on many different consulting services from accounting, to manufacturing, to business process reengineering. These large providers deliver security consulting as only a small part of their total IT consulting practice. Because they are not focused, these services are most often prohibitively expensive and not current with market requirements and technological advances. Further, most of these large firms lose their top quality consultants to small, more innovative and entrepreneurial firms. We believe that our focus and structure will allow us to attract and retain many of these top quality consultants.

Intellectual Property

      Our intellectual property consists of ours know how, methodology, staff experience, and certain proprietary applications. Our e-Security Architecture as described above is delivered using an integrated suite of its proprietary applications and 3rd party tools as well as Open Source Security applications such as Firewall, Content Filtering, Intrusion Detection, VPN and Bandwidth management, which form the core offering of its Managed Security Services.

      Our managed security service is the next evolutionary step in enterprise security. Using a proven secure operating platform, we have incorporated critical Internet security functions into a single gateway that allows us to tailor a security solution to meet its client's specific security requirements. We have developed our managed security services such that they incorporate our client's required Internet security requirements into one easy to maintain and manage software solution on one or more hardware appliances depending on volume requirements. The SecureD Appliance comes in several hardware configurations designed to best fit a client's throughput and fault tolerance requirements.

      Our Identiprise 5.0 software enables our clients to securely manage user access and single sign-on to web, client/server, and legacy applications in one integrated system. It provides users with secure access to applications, web pages, and data objects based on their policies. Additionally, users have single sign-on to any application protected by Identiprise that they are permitted to use. Unlike other solutions, Identiprise addresses the need of an enterprise by combining the power of directory and security technologies utilizing a common framework Identiprise provides a foundation for organizations to:

      o     Centrally control user access and management

      o     Increase security and user efficiency through Secure Single Sign-On

      o     Leverage investments in existing infrastructure

      o     Enable security without application programming

      o     Deploy rapidly with smart implementation tools

Centralization is fundamental to reducing administration costs and complexity. Centralized security management allows administrators to easily manage large numbers of users' privileges across all applications and platforms, eliminating the need for proprietary and redundant security systems.

      Single sign-on across multiple applications, platforms, and environments provides a rich user experience, increased security, productivity, and reduced customer support costs. Identiprise fine-grained access control and single sign-on provides an easy way to address the specific needs and access rights of each user, while restricted resources and applications remain hidden and secure.

      Identiprise leverages a client's technology investments by supporting all leading infrastructure components, including directories, web servers, applications servers, legacy applications, and authentication methods. It is one of only a few products that can address the needs of a large enterprise from web to mainframe. More importantly, it provides one infrastructure to handle web, client/server, and legacy platforms.

      Identiprise employs a simple, yet sophisticated approach to provide access control and single sign-on services for users. This approach--Protocol Support Module ("PSM")--easily allows for new applications, platforms and databases to be snapped into the Identiprise environment, without recoding the application. This dramatically reduces the time, cost and effort of implementing and supporting Identiprise when compared to other products.

      A mature Single Sign-on[ SSO ]system must be capable of a smooth, almost seamless integration of the existing security environments into its own. Identiprise provides: 1) Dynamic User Registration (DUR) and 2) Password Auto-learning. This allows organizations to authenticate and automatically register a user into the new SSO system and grant their global identity. From here, the global identity will securely map to the user's account on any other target system(s). In addition, Identiprise can be configured to learn target, application-specific user IDs and passwords as the user enters them the first time.

      Identiprise enables a transparent, non-invasive security framework that allows an organization to deploy a wide range of services, quickly and efficiently, across web, client-server and legacy environments. Whether a client is focused on B2B or B2C, Identiprise delivers increased productivity, decreased time-to-market, leverages a client's IT resources and decreases its total costs of ownership.

      As the additional targeted acquisitions are closed, each of the acquired companies has their own methodologies, know-how and, in most cases, some proprietary applications, trademarks, and in a few cases some patents (herein "IP"). All of this IP will be inventoried and cataloged into our knowledge base. This knowledge base will be securely accessed from all of our locations through a Virtual Private Network. Each office will search the database for pertinent know-how or applications as it apply to their particular client's situation. As IP is developed it will be added to the knowledge base. The benefit of this approach is that the staff of each office will have the experience of all Company locations, providing a formidable competitive advantage.

Product Research And Development

      The market for identity and access management products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards, networking software and evolving customer requirements.

      Identity and access management solutions have significant requirements for scalability, reliability, sophisticated security and ease of administration. These demands drive the need for a centralized management model for administrators, a single point of access for users and centralized means of managing users, their access rights and identities. With the growing implementation of standards-based user directories, such as LDAP, and the proliferation of flexible and easy-to-use security products, businesses are able to take advantage of best-of-breed solutions as they deploy business applications across heterogeneous networks. We have made, and expect to continue to make, a substantial investment in research and development. In the period ended December 31, 2003, we spent approximately $184,000, or 18%, of total revenues on research and development. We will continue our product development efforts for our current products, as well as for next generation products for new markets. As of December 31, 2003, we had 3 employees engaged in research and development activities.

      We believe the future success of SecureD depends largely on our ability to enhance and broaden our existing product lines to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors may cause variations in our future operating results including the timing of product introductions and enhancements by us or our competitors, market acceptance of new products, or the delay of customer orders in anticipation of new products.

Employees

      At December 2003, we had 21 staff members, of which 16 are full time employees and five were consultants. Of the 21 staff members, three were engaged in research and development, five engaged in service delivery, eight in sales and marketing and five in administration finance and business development. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

                   Risk Factors That May Affect Future Results

We Are Dependant On Our Ability To Market Our Services.

      Our success is dependant mainly on our ability to market, and the market's acceptance of, the product Identiprise together with related implementation services. Our success and the success of our business partners and customers to market the System and develop a significant market acceptance of the product and services is not certain. If the System does not achieve sufficient market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

We Have Incurred, And Will Continue To Incur Significant Losses.

      We have incurred significant losses since the commencement of operations in 2003 and we expect to incur losses and negative cash flow for the indefinite future and at least for the fiscal year ending December 31, 2004.

      We have a history of losses and the likelihood of our success depends on many factors, including some that are out of our control. We have cumulative net losses since inception of approximately $1,000,000 million. The likelihood of our success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, some of which may be beyond our control. These include, but are not limited to, our ability to operate our anticipated business; delays in commencement of operation of Identiprise by our Business partners; our ability and the ability of our business partners to attract a sufficient number of customers unanticipated problems relating to further software enhancement and development; the competitive and regulatory environment in which we operate; marketing problems; and additional costs and expenses that may exceed current estimates. We anticipate continued losses and negative cash flow, and we can not predict whether or when we will become profitable.

We May Require Additional Funding.

      A change in our business plan may result in the need to raise additional financing, which may not be available on terms acceptable to us, if at all. Our cash requirements may vary materially from those now planned due to a number of factors, including the extent to which we develop the Identiprise brand, the response of competitors to the Identiprise System and our ability to satisfy applicable licensing requirements. We may need to raise additional capital to fund our future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised, by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, raising additional funds in the future may trigger the anti-dilution provisions in the Investor Warrants issued in our recent financing, resulting in further dilution to existing shareholders. Insufficient funds may prevent the us from implementing our business strategy or may require us to limit our operations significantly.

Due To Our Limited Operating History We May Never Achieve Significant Revenue.

      Our sales and integration cycles with potential business partners are long and unpredictable, and may encounter unanticipated problems. The sales and integration cycles with potential business partners for our Identiprise System is long and unpredictable. Potential business partners typically undertake a lengthy evaluation process. As a result, we may not recognize revenue from sales efforts for an extended period of time, if at all. Assuming an agreement is reached, the Identiprise System must then be integrated with the business partner's technical environment. The length of time to complete the integration process may be adversely impacted by a number of factors, including the business partner's system infrastructure, its' strategic priorities and technical resources. Unanticipated problems during the integration process could result in extensive delays in launching the Identiprise System or termination of an agreement, which could materially and adversely affect our business, financial condition and results of operations.

We May Be Affected Adversely By Changes In Exchange Rates.

      Our international operations subject us to currency exchange risks. A significant portion of our operations and current sales are in Canada and denominated in Canadian dollars. As a result, our operating results may be adversely affected by changes in exchange rates. Given the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our future operating results.

We Are A Relatively Small Company With Limited Resources.

      We face substantial competition in the security industry and may not be able keep up with future technological changes. Our Identiprise System and the business intended to be operated by us competes with other forms of security systems. There can be no assurance that future technological advances will not results in improved products or services that could adversely affect our business or that we will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner Our success depends significantly upon our ability to protect our Intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly and time-consuming litigation.

If We Are Unable To Protect Our Intellectual Property We May Be Unable To
Compete.

      We regard the Identiprise System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. Currently, we have no United States patents for our proprietary methods and our related computer processing system. No assurance can be given that any of our pending domestic or foreign patent pending applications will issue as patents, that any issued patents provides us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent we own, or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that we will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in our being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect our business, financial condition and results of operations As the number of software products in the industry increases and the functionality of these products further overlap, software developers and publishers may increasingly become subject to infringement claims. Although we have not received any claim that we are infringing any patent or trade secrets and we are not currently aware of any claim that we are infringing any such rights of others, there can be no assurance that we will not face such claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends On Our Ability To Attract And Retain Key Personnel.

      We are dependent upon the continued efforts and abilities of our executive officers and other key personnel, the loss or unavailability of certain key people for any significant period could have a material adverse effect on our business, financial condition and results of operations. These key employees have entered into employment agreements with us which terminated on December 31, 2003. There is no assurance that those agreements will be successfully negotiated to extend or renewed by us or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. We do maintain and do intend to obtain key person life insurance on the life of key employees. Our operations will also depend to a great extent on our ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that we will be successful in attracting and retaining such personnel or that it can avoid increased costs in order to do so. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our business, financial condition and results of operations.

Effective Control Is Held By Three Directors.

      Our founders and directors, Michael P. Dubreuil, Chairman, King Moore, President and Chief Executive Officer and T. Kendall Hunt, beneficially own, respectively 1,300,000, 1,866,667 and 1,300,000 shares of our common stock. In addition, VASCO Data Security International, Inc. owns 2,000,000 shares of our preferred stock, which have one vote per share, votes together with our common stock as a single class and is convertible into an equivalent number of shares of common stock. Mr. Hunt is the Chairman and Chief Executive Officer of VASCO and, therefore, may be deemed the beneficial owner of VASCO's shares. Accordingly, these three directors together beneficially own 6,466,667 voting shares or approximately 57% of our voting shares. As a result of such ownership, such stockholders have the ability to control the election of our directors and the outcome of issues submitted to a vote of stockholders.

Our Common Stock Is A "Penny Stock" Which May Restrict The Ability Of Stockholders To Sell Our Common Stock And Warrants In The Secondary Market.

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share of an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on the OTC bulletin board [OTCBB]. Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our common stock and warrants in the secondary market.

The Market Price Of Our Common Stock May Be Highly Volatile.

      The market price of our securities as well as that of many emerging and high technology companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as volatility in the trading markets generally, our operating results, public announcements regarding us or our competitors concerning technological innovations and new products or systems may have a significant impact on the market price of our securities.

      Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies.

Provisions In Our Charter Documents Could Prevent Delay Or Impede A Change In Control Of The Company And Depress The Market Price Of Our Common Stock.

      We do not intend to pay cash dividends for the foreseeable future. We have not paid any cash dividends on our outstanding Preferred Stock or Common Stock since inception and do not intend to pay any cash dividends to our shareholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. Certain provisions of our Certificate of Incorporation and Delaware law may have the effect of discouraging, delaying or preventing a change of control that our shareholders may consider favorable.

      Our Certificate of Incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock (of which 2,000,000 have been designated as Series A Preferred Stock and are outstanding) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

Any Acquisition We Make Could Disrupt Our Business And Harm Our Financial Condition.

      Our strategy is to grow via generic growth of our current products and services and also acquire complimentary companies and technologies .We have limited experiences in making significant acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results including problems integrating the acquired operations, technologies and products, potential loss of key employees and difficulties in maintaining relationships with suppliers and customers

Item 2. Description of property

      We currently lease approximately 2,500 square feet of space in Oakville, Ontario, Canada under a five year lease which expires on June 30, 2004. Lease payments for this facility, during the fiscal year ended December 31, 2003, were approximately $32,000. For the fiscal year ending December 31, 2004, lease payments for this facility is expected to also be approximately $72,000. The Company also leases off-site facilities in Virginia on a month to month basis for the storage of equipment. We are currently in negotiations to extend the lease for our Oakville, Ontario facilities. We believe that if this lease is not renewed a satisfactory alternative space will be available.

Item 3. Legal proceedings.

      None.

Item 4. Submission of matters to a vote of security holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for common equity and related stockholder matters.

Market Information.

      The following table sets forth, for the periods indicated and as reported by NASDAQ OTCBB, the high and low bid prices for our Common Shares. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. Prices for transactions prior to our 1 for 35 reverse split have not been adjusted. Our Common Shares are traded on the OTCBB Market under the symbol "SSVC.OB."

                                                                                  Bid Price
                                                                        -----------------------------
                  Quarters                                                High                   Low
                  --------                                                ----                   ---
January 1, 2002 to March 31, 2002                                       $ 0.11                 $ 0.08
April 1, 2002 to June 30, 2002                                          $ 0.12                 $ 0.06
July 1, 2002 to September 30, 2002                                      $ 0.065                $ 0.035
October 1, 2002 to December 31, 2002                                    $ 0.04                 $ 0.01
January 1, 2003 to March 31, 2003*                                      $ 1.15                 $ 0.12
April 1, 2003 to June 30, 2003                                          $ 2.50                 $ 0.66
July 1, 2003 to September 30, 2003                                      $ 3.15                 $ 1.50
October 1 2003 to December 31, 2003                                     $ 2.71                 $ 1.50
January 1, 2004 to February 27, 2004                                    $ 2.20                 $ 1.50

----------
*A 1 for 35 reverse-split was effected on March 14, 2003.

Current Holders of Common Stock

      Based upon information supplied to us by our transfer agent, there were approximately 50 stockholders of record of our Common Shares on February 15, 2004. We believe there are in excess of 1,600 beneficial owners of our Common Shares whose shares are held in "Street Name."

Dividends

      We have never paid cash dividends with respect to our Preferred or Common Shares. We intend to retain future earnings, if any, to help finance operations and expansion and accordingly do not plan to pay cash dividends to holders of our Preferred or Common Shares for the foreseeable future. Any decision regarding the future payment of cash dividends on Preferred or Common Shares will depend on the results of operations and financial position and such other factors as the Board of Directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

      In October 2003, we approved the issuance of an aggregate of 202,019 Common Shares as follows:

      (i) 60,000 to each of our Chief Financial Officer and VP of Sales for their services rendered. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended;

      (ii) 24,000 and 20,000 Common Shares to Capital Market Relations and Houston Associates, respectively, as compensation for consultation services provided. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to
            Section 4(2) of the Securities Act of 1933, as amended;

      (iii) 16,305 Common Shares for the partial payment of dividends on the Preferred Stock, as further described below in the next to the last paragraph of this section; and

      (iv) 21,714 Common Shares for charitable contributions. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      In November 2003, we sold 385,000 units, each consisting of three Common Shares and one redeemable stock purchase warrant at $2.25 per unit, to certain accredited investors raising gross proceeds of approximately $866,000. The net proceeds of approximately $0.8 million, after deducting applicable expenses, will provide us with additional working capital. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to Regulation D, and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. During this month, we also approved the issuance of 20,000 Common Shares to Oliver Meixner, for consulting services rendered. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to Regulation S of the Securities Act of 1933, as amended.

      In December 2003, we sold 900,000 Common Shares and 300,000 redeemable stock purchase warrant to an accredited investor and accepted, as payment in full, a full recourse promissory note for $450,000. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to Regulation D, and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. During this month, we also approved the issuance of 58,000 Common Shares to Corporate Capital Management for consulting services rendered. The issuance of these shares was exempt from registration, as it was a non-public offering made pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

      Our Certificate of Incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As such, the Board of Directors is empowered, without obtaining additional stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Shares. In connection with the acquisition of Identiprise, we issued 2,000,000 shares of a new class of Series A Preferred Stock to VASCO Data Security International, Inc. Each share of Preferred Stock has one vote, liquidation preferences, is entitled to a 6% cumulative dividend payable on a quarterly basis, is convertible into 1 Common Share at $1 per share on a cashless basis and is redeemable by us seven years after issuance for nominal consideration if not previously converted into Common Shares. Accordingly, for the quarters ended September 30, 2003 and December 31, 2003 we issued an aggregate of 31,062 Common Shares to VASCO Data Security International, Inc. in payment of dividends on the Preferred Stock. The issuance of these shares was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

      We reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

Item 6. Management's Discussion and Analysis or Plan of Operations

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Overview

      We provide security software solutions that securely manage identities and their access to enterprise information assets. Our products help companies ensure that only those people or business processes that are entitled to access corporate resources and applications can access them. We enable our customers to manage their user population that need to access those resources and applications. In addition, our products provide a more automated way to grant, modify or revoke account access to applications and resources.

      Our revenue is derived primarily from our core product, Identiprise, which provides identity and access management to a broad range of technology environments. We also offer various levels of consulting and support services that enable our customers to identify and manage security issues and practices.

      Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

      Our professional services group provides customers with project management, architecture and design, custom development services and training.

Critical Accounting Policies and Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

      Software development costs

      Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," we are required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

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

      We did not capitalize any software development costs during the period from April 28, 2003 to December 31, 2003.

Recognition of impairment

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

Revenue recognition

      We apply the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition," as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1)
there must be persuasive evidence of the existence of an arrangement, (2) delivery must be completed, (3) fees must be fixed or determinable, and (4) amounts due must be probable of collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to software products (including specified upgrades/enhancements) is recognized upon delivery of the products.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted, with no need for management's judgment in their application.

      There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by accounting principles generally accepted.

Results of operations

      The following table sets forth for the period presented the consolidated statement of operations data as a percentage of revenues:

                                                                   Year ended
                                                                  December 31,
                                                                      2003
                                                                      ----

Revenues....................................................         100.0%
Cost of revenues............................................          32.7%
Gross profit................................................          67.3%
Selling, general and administrative expenses................         132.7%
Research and development....................................          18.0%
Depreciation and amortization...............................          13.0%
Total operating costs and expenses..........................         163.7%
Loss from operations........................................          96.4%
Interest expense, net.......................................           2.8%
Net loss....................................................          99.2%

Period From April 28, 2003 (date of inception) to December 31, 2003

      Revenues

      Net revenues for the period from inception were $1,024,000 and were primarily for services in providing support for our Identiprise product and supporting and developing our Managed Services product. Revenues in the USA totaled $621,000 [61%] and revenues in Canada totaled $404,000 [39%].

      Cost of revenues

      Costs of revenues for the period from inception were $334,000, approximately 33% of revenue and in line with projections. The cost of revenues in the USA amounted to $129,000 or 21% of revenues, consisting mainly of payroll and related expenses, and the cost of revenues in Canada totaled $205,000 or 51% of revenues.

      Gross profit

      The gross profit totaled $690,000 for the period from inception and represented a gross profit percentage to revenue of 67% which was in line with expectations. The gross profit in the USA amounted to $ 488,000 or 79% of revenues and the gross profit in Canada totaled $199,000 or 49% of revenues. The difference in profitability is due to the mix of services provided in the period

      Selling, general and administrative expenses

      Selling, general and administrative expenses during the period from inception totaled $1,359,000, and included a growth in employee salary and benefit expenses, initial training costs, expenses, including some start-up costs, involving professional services and a non-cash charge associated with the granting of common shares for employees and consulting services.

      We believe that this cost as a percentage of revenues will decrease in future as our fixed expense growth decreases as sales increase leading to enhanced profitability.

      Research and development

      Research and development costs amounted to $184,000 during the period from inception and involved mainly employee related costs used in the development of our Identiprise product. This development enabled us to release an improved version of the product in the fourth quarter of 2003. We believe that research and development costs in the future will increase to further enhance our Identiprise product in response to our customer requests; we further believe that this investment will lead to increased revenues and profitability.

      Amortization of intangible assets

      Costs of acquiring customer lists and technology are capitalized and aggregated $720,000. These costs are being amortized on the straight-line basis over 3 years. We incurred $120,000 of Amortization Expense during the period from inception.

      Interest expense

      Interest expense during the period from inception was $29,000 due primarily to the payments to VASCO Data Security International, Inc in accordance with the terms of purchase of the Identiprise product.

      Preferred stock dividends

      We recorded non cash payments of $60,000 during the period from inception to reflect dividend rights payable to VASCO Data Security International, Inc in accordance with the terms of purchase of the Identiprise product.

      Income tax expense

      As of December 31, 2003 our accumulated net operating loss carryforwards for U.S. Federal and Canadian income tax purposes were approximately $1,000,000. We anticipate that all of these loss carryforward amounts will remain available for offset against any future tax liability that we may incur.

Liquidity and Capital Resources.

      As of December 31, 2003, we had liquid resources totaling $1,148,000. These include cash and cash equivalents in the amount of $204,000, accounts receivable of $436,000, and amounts due from associated companies of $471,000 and other receivables of $37,000. Cash investments are limited to investment grade marketable securities with maturities of less than 13 months.

      Our operations currently do not generate positive cash flow and are not expected to do so during most of the year ending December 31, 2004. We anticipate that our existing resources including those generated by our recent financing and anticipated financing efforts will be adequate to fund our capital and operating requirements through at least June 30, 2005. We believe that this is a sufficient period of time to allow us to establish a successful enterprise in the intended market.

      We expect the agreements with our current business partners to produce revenues in the year ending December 31, 2004. We are currently in discussions with several additional companies to provide services. There is no assurance however, that the Identiprise system will be launched as planned with additional business partners or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed, or that these agreements will not produce revenue as planned.

      Capital expenditures are expected to be incurred in relation to system rollout for existing contracts as well as the purchase of additional computer equipment. Existing resources are expected to be able to fund these requirements. Our capital requirements may vary materially from those now planned due to a number of factors, including the rate at which we can introduce the product, the market acceptance and competitive position of the product and the response of competitors to the product.

      On November 24, 2003, we commenced a $3,000,000 private placement to institutional and other accredited investors of 1,000,000 units, each consisting of 3 Common Shares and one warrant to purchase a Common Share. We have consummated only a portion of this private placement. To date we have raised net proceeds from this placement, after estimated costs and expenses, of approximately $800,000. No assurance can be given that additional units will be sold.

      On December 29, 2003, we sold 900,000 Common Shares at $.50 per share through a private placement for gross proceeds of $450,000. In addition, the investors received warrants to purchase 300,000 Common Shares that are exercisable through December 2006 at $1.50 per share. We did not received any of the proceeds from the sale prior to December 31, 2003 and, accordingly, the receivable for the entire balance of $450,000 was included in subscriptions receivable at December 31, 2003. A total of $100,000 was paid in February 2004. We have a note receivable for $350,000 for the balance of the proceeds which bears interest at 4% and is due on June 30, 2004.

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. We have not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. We have included the additional disclosures required by SFAS 148 in Notes 1 and 8 of the financial statements included in this annual report.

Item 7. Financial statements

      The consolidated financial statements required by this item are set forth beginning on Page F-1 which immediately follows the signature page below.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

      Previously reported on a Current Report on Form 8-K flied with the Securities and Exchange Commission on August 8, 2003.

Item 8A. Controls and procedures

      Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      Changes in Internal Controls

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors and executive officers

      Our executive officers and directors, and their respective ages as of March 10, 2004, are as follows:

           NAME                           AGE        POSITION                        DIRECTOR SINCE
           ----                           ---        --------                        --------------
           Michael P. Dubreuil            45         Chairman of the Board and           September 2003
                                                     Secretary
           King T. Moore                  60         President, Chief Executive          September 2003
                                                     Officer and Director
           John Day                       56         Vice President and Chief
                                                     Financial Officer
           T. Kendall Hunt(1)(2)          60         Director                            September 2003

----------
(1)   Member of the Audit Committee

(2)   Member of the Compensation Committee

      Michael P. Dubreuil, has been our Chairman since September, 2003. Mr. Dubreuil brings 20 years of strong general business team building, sales, start-up, and acquisition experience to SecureD Services, Inc. Mr. Dubreuil started SecureD Services, Inc in November 2002. Prior to that he founded Dolfin.com, Inc in May 1998 and holds the positions of CEO and Chairman. Mr. Dubreuil was involved with the startup of USWeb, a successful international Web site development company that grew organically, and through many acquisitions to over 2000 employees in North America, Europe and Asia, with sales approaching $300MM. Prior to USWeb, Mr. Dubreuil served as President of Key witness, a startup Internet Security Technology company providing secure identification technology (digital certificates) for electronic commerce. In 1995, Mr. Dubreuil was involved in the startup of iStar Internet, as Executive, Business Development, which grew through acquisitions to become Canada's largest national ISP. He developed iSTAR's Value Added Services strategies, including Hosting, Web development, Intranets and E-Commerce and Security Services. In 1990, Mr. Dubreuil co-founded BGI Systems Integration, a firm that specializes in providing Technical Call Center services for Apple Canada, IBM Canada and others. In 1988, he led the founding and development of Businessland Canada, a wholly-owned subsidiary of Businessland U.S., into a $60 MM computer integrations firm providing systems integration services, network consulting and computer education services to the Financial Post 1000. While at Businessland he led, in partnership with IBM Canada, the acquisition of GE Computer Services. Mr. Dubreuil holds a B.S. in Mathematics from the University of Waterloo where he focused on computer science, business and economics.

      King T. Moore, has been our President and Chief Executive Officer since July, 2003. From November 2001 to September 2002 he was a private investor. From June 1998 to November 2001 he was Chief Executive Officer of Mastech Quantum, Inc. Previously, he led Quantum Information Resources ("Quantum") from a money losing operation with a few employees to a $75 million (Canadian) company with over 800 employees in Canada and the United States. In 1998, Quantum was purchased by Mastech Systems Corp. and subsequently became known as "Mastech Quantum, Inc." Mr. Moore has been actively involved in the IT industry for over 35 years. He brings a strong Marketing, Sales and Operations background to SecureD.

      John Day, has been our Vice President and Chief Financial Officer since May 2003. Prior to that he held the position of Executive Vice President and Chief Financial Officer at Hudson Williams Inc from October 1998 to May 2003. His career has covered all aspects of Financial and Information Management on an International scope. His background includes holding senior positions in both large and small companies. Formally trained in Physics and Accountancy his experience, encompasses Professional Services, Manufacturing, Construction, Consumer Products, Pharmaceutical and E-Commerce Companies. He has held senior management positions in both Fortune 500 and small entrepreneurial companies. Positions held include Audit Director, Controller, Treasurer, Chief Financial Officer and Chief Information Officer. His duties have always involved start up or turnaround situations, which necessitated instigating great change in short periods of time. He has also had several business articles published and has been featured in the Wall Street Journal about change management. Mr. Day holds a degree in Special Physics from London University and is a Fellow Member of the Institute of Chartered Accountants, and member of Financial Executives International, Inc. He has also attended Executive Training Courses at Instead, Stanford, Cornell and Columbia.

      T. Kendall Hunt. Mr. Hunt has been Chairman and CEO of VASCO Data Security International, Inc., a publicly traded company listed on the NASDAQ SC (Symbol:
vdsi), since November 2002. Mr. Hunt is the founder of VASCO, and served as its President and CEO from May 1984 through June 1999. Mr. Hunt has extensive experience in international business and the acquisition of multiple companies in the US and in Europe. Primary professional experience is in Internet and network security, software, computers, general financial management and audit compliance, SEC reporting, and capital formation including debt and private placements. Prior to founding VASCO, he was the President and CEO of Deltak, Inc., an $85 million international technical services company that specialized in the creation and distribution of information programs, training, and job support and productivity software tools with 7,000 ship-to locations around the world. Prior to Deltak, he was President of Itel Corporation's $220 million Computer System Division that sold, leased and serviced IBM compatible computer products worldwide. Prior to Itel, he had positions with Proprietary Systems Corporation and IBM. Mr. Hunt is President of the Belgian Business Club of Chicago. He is also affiliated with several high-tech early-stage companies, providing business consulting services and serving as a member of the Board of Directors. He holds an MBA from Pepperdine University, Malibu, California, 1979 and a BBA from the University of Miami, Florida, 1965.

      All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Board Committees

      SecureD's Board of Directors has established compensation and audit committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of SecureD, reviews general policy matters relating to compensation and benefits of employees of SecureD, and administers the issuance of stock options to SecureD's officers, employees, directors and consultants. All compensation arrangements between SecureD and its directors, officers and affiliates are reviewed by the Compensation Committee, comprised of an independent director. The Audit Committee meets with management and SecureD's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Audit Committee Financial Expert

      The Board has determined that T. Kendall Hunt qualifies as our "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and "independent" as that term is used in Item7 (d) (3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires SecureD's officers and directors, and persons who own more than ten percent (10%) of a registered class of SecureD's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish SecureD with copies of all Section 16(a) forms they file.

      To the best of SecureD's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, SecureD believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2003 with the following exception: John Day, our Chief Financial Officer, did not timely file his Initial Statement of Beneficial Ownership of Securities on Form 3. With respect to any former directors, officers, and ten percent (10%) shareholders of SecureD, SecureD does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Code of Ethics

      SecureD has adopted a code of ethics that applies to its principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on the Company's web site at www.secured-services.com.

Item 10. Executive compensation

Summary Compensation Table

      The following table provides information for 2003 regarding the compensation awarded or paid to, or earned by, our CEO and each of our four most highly compensated executive officers whose compensation exceeded $100,000. We refer to these individuals elsewhere in this report as "Named Executive Officers."

                                              Annual Compensation                 Long Term
                                         ------------------------------     Compensation Awards
                                                                            Restricted   Securities
                                                                            Stock        Underlying
Officer Name         Position             Year       Salary($)              Award        Options
------------         --------             ----       ---------              -----        -------
King T. Moore        President & CEO      2003          76,600
                     (1)

John Day             VP Finance & CFO     2003         106,600              60,000
                     (1)

(1) Assumed position, in July 2003, upon consummation of the Agreement and Plan of Merger (the "Merger Agreement") among the Company, SSGI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and SecureD Services, Inc., a Delaware corporation ("SSI").

Equity Compensation Plan Information

      To attract and retain the personnel necessary for our success, we adopted our 2003 Incentive Stock Option Plan (the "Plan") and reserved 1,000,000 shares of stock for future grants under it. Under the Plan, administered by our board of directors we may grant options covering up to 1,000,000 Common Shares to our employees, directors and consultants. In addition, the Plan provides that the maximum term for options granted under the Plan is 10 years and that the exercise price for the options may not be less than the fair market value of our Common Shares on the date of grant. Options granted to stockholders owning more than 10% of our outstanding Common Shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the Common Shares on the date of the grant. As of December 31, 2003, we issued options covering 323,393 Common Shares under the Plan. These options have a weighted exercise price of $2.33.

      The following table summarizes as of December 31, 2003 the (i) options granted under the Plan and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the Plan. The shares covered by outstanding options or authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                               Number of securities to       Weighted-average         equity compensation
                               be issued upon exercise      exercise price of          plans (excluding
                               of outstanding options,     outstanding options,     securities reflected in
                                 warrants and rights       warrants and rights            column (a))

                                         (a)                       (b)                        (c)
                              -------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Shareholders               326,619                    $2.33                     673,381
Equity Compensation Plans
Not Approved by
Shareholders                           190,667                    $3.07                     414,000(1)
                              -------------------------------------------------------------------------------
           Total                       517,286                    $2.60                   1,087,381

----------
(1)   Includes 72,000 Common Shares

The equity compensation plans not approved by shareholders referred to in the table above include:

      In August 2003, we entered into an agreement for public relations consulting services pursuant to which we issued a warrant to purchase 40,667 Common Shares exercisable at $1.50 per share. These warrants expire in July 2006. Additionally, we agreed to issue up to 400,000 Common Shares through the contract expiration date of July 31, 2005.

      In July 2003, we entered into an agreement for capital management consulting services. Under the agreement we issued warrants to purchase up to 150,000 Common Shares in 6 lots of 25,000 Common Shares with exercise prices ranging from $1 to $6. These warrants expire in July 2006. We also agreed to issue up to 96,000 Common Shares, 8,000 Common Shares per month until July 2004, as compensation for their services.

Compensation of Directors

      We currently have no arrangements regarding compensation for services as a director.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. SecureD's Certificate of Incorporation limits the liability of its directors to SecureD or its stockholders to the fullest extent permitted by Delaware law.

      SecureD's Certificate of Incorporation provides mandatory indemnification rights to any officer or director of SecureD who, by reason of the fact that he or she is an officer or director of SecureD, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act of 1933 (the "Act") may be provided to officers and directors or persons controlling SecureD, SecureD has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11. Security ownership of certain beneficial owners and management and related stockholder matters.

      The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Shares as of March 25, 2004 by:
(i) each director; (ii) each Named Executive Officer (as defined under "Executive Compensation - Compensation of Executive Officers" above); (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Shares:

                                                                          Common Shares               Percentage
             Name of Beneficial Owner (1)                               Beneficially Owned           of Ownership
----------------------------------------------------------              ------------------           ------------
King T. Moore                                                             1,866,667(2)                   20.0%
Michael P. Dubreuil                                                       1,300,000(3)                   13.9%
John Day                                                                     60,000                        *
T. Kendall Hunt                                                           1,300,000                      13.9%
Shawn Kreloff                                                             1,200,000(4)                   12.5%

All Directors and Officers (4 persons) as a group                         4,526,667                      48.6%

----------
*less than 1%

      (1) Unless otherwise indicated the address of each beneficial owner identified is: c/o SecureD Services, Inc. 1175 North Service Road West, Suite 214, Oakville, Ontario, Canada L6M 2W1.

      (2) The shares are held in the name of King Moore Consultants Limited, a private company, of which King T. Moore is the sole shareholder.

      (3) The shares are held by the Dubreuil Family Trust for the benefit of Mr. Dubreuil's minor children. The filing of this report shall not be construed as an admission that Mr. Dubreuil is the beneficial owner of any of the shares owned by the Dubreuil Family Trust for the purposes of Section 13 (d) or 13(g) of the Securities Exchange Act of 1934, as amended.

      (4)   Includes 300,000 shares underlying currently exercisable warrants.

      In addition, VASCO Data Security International, Inc. owns 2,000,000 shares of our Preferred Stock, which has one vote per share, vote together with our Common Stock as a single share and is convertible into an equivalent number of shares of Common Stock. Mr. Hunt is the Chairman and Chief Executive Officer of VASCO and may be deemed the beneficial owner of its shares including the shares owned by VASCO, Mr. Hunt would be the beneficial owner of 29.2% of our outstanding shares and all officers and directors the beneficial owners of 57.8% of our outstanding shares.

Item 12. Certain relationships and related transactions.

      Mr. Michael P. Dubreuil holds the position of chairman and chief executive officer of Dolfin.com Inc., SecureD Services, Inc has loaned Dolfin.com, Inc and its sudsidiaries a total of $129,000 as at December 31, 2003. This loan is secured by 500,000 shares of SecureD Services, Inc. common stock

      Mr. King T. Moore holds the position of principal in the company King Moore Consultants which was paid an amount of $76,600 in 2003 for consulting work relating to the management of SecureD Services, Inc

      Mr. T. Kendall Hunt holds the position of Chief Executive Officer of VASCO Data Security International, Inc., a USA subsidiary of VASCO Data Services International SA, VASCO Data Security International, Inc. holds 2,000,000 preferred shares of SecureD Services, Inc. which they obtained when they sold the Identiprise product

      In connection with the July 2003 Merger described above under the captioned section "Recent Developments - Item I. Description of Business" an aggregate 6,466,667 shares of our common and voting preferred stock were issued in exchange for a like number of SSI common and voting preferred stock beneficially owned by Messrs. Dubreuil, Moore and Hunt.

Item 13. Exhibits and reports on form 8-K

(a) Exhibits

The following exhibits are filed herewith

     Exhibit
       No.                                               Description
     ------                                              -----------

       2.1      Agreement and Plan of Merger (1)

       3.1      Certificate of Amendment(1)

       3.2      Certificate of Merger(1)

       3.2      By-Laws of the Company(2)

       4.1      Form of Common Stock*

       4.2      Form of Series A Convertible Preferred Stock*

       4.3 Form of Common Stock Purchase Warrant from November 2003 private placement of Units to accredited investors the Investors (included in Exhibit 10.5)*

       10.1 Form of Securities Purchase Agreement from November 2003 private placement of Units to accredited investors*

       10.2     2003 Incentive Stock Option Plan*

       10.3     Form of Incentive Stock Option Agreement (included in Exhibit
                10.2)*

       10.4     Form of Non-Qualified Stock Option Agreement (included in
                Exhibit 10.2)*

       10.5 Form of Warrant Agreement from November 2003 private placement of Units to accredited investors*

       10.6 Lock-up/Leak-out Agreement Agreement from November 2003 private placement of Units to accredited investors *

       14.1     Code of Ethics*

       16.1     Letter from Grant Thornton LLP dated August 14, 2003 (3)

       20.1 Notification to SecureD Services, Inc. stockholders of appointment of 3 new directors to the Board of Directors (4)

       21.1     Subsidiaries*

       31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

       31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of

                2002*

       32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

       32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

----------
*Included herewith

      (1) Previously filed as an Exhibit 2.1, on August 4, 2003 in the Registrant's initial Current Report on Form 8-K and incorporated herein by reference.

      (2) Previously filed as an Exhibit with the same number, on the Registrant's Quarterly Report for the period ended September 30, 2004 and incorporated herein by reference.

      (3) Previously filed as an Exhibit 16.1, on August 14, 2003 in the Registrant's initial Current Report on Form 8-K and incorporated herein by reference.

      (4)   Filed on September 4, 2003 by Schedule 14F Information Statement.

(b) Reports on Form 8-K.

      o On October 1, 2003, SecureD filed a Current Report on Form 8-K/A in accordance with Item 2 of such report; and

      o On October 9, 2003, SecureD filed a Current Report on Form 8-K/A in accordance with Item 2 of such report.

Item 14. Principal accountants fees and services

Audit Fees

      For the fiscal year ended 2003, our principal accounting firm, J.H. Cohn LLP, billed aggregate fees of approximately $45,000 for the audit of our 2003 financial statements and the review of the financial statements included in our quarterly reports.

      For the fiscal year ended 2002, our then principal accounting firm, Grant Thornton LLP, billed aggregate fees of approximately by $45,000 for the audit of our 2002 annual financial statements and review of the financial statements included in our 2002 quarterly reports.

Audit-Related Fees

      For the fiscal year ended 2003, our principal accounting firm, J.H. Cohn LLP, billed us aggregate fees of approximately $12,000 for the work related to the review and preparation of the financial statements included on the Current Reports on Form 8-K we filed in connection with the Merger. We did not incur any such fees for the fiscal year ended 2002.

Tax Fees

      None.

All Other Fees

      None.

Audit Committee Pre-Approval Policies and Procedures

      The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

                           [SIGNATURE PAGE TO FOLLOW]

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SecureD Services, Inc.


                                          by: /s/ King T. Moore
                                          -------------------------------------
                                          King T. Moore
                                          President and Chief Executive Officer

Dated: March 30, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30,2004.

            Signature                                  Title

/s/ King T. Moore                           Chief Executive Officer
-------------------------------             (Principal Executive Officer)
      King T. Moore

/s/ John Day                                Chief Financial Officer
-------------------------------             (Principal Accounting Officer)
      John Day

/s/ Michael P. Dubreuil                     Director
-------------------------------
      Michael P. Dubreuil

/s/ T. Kendall Hunt                         Director
-------------------------------
      T. Kendall Hunt

                      SECURED SERVICES, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 2003                                                   F-3

CONSOLIDATED STATEMENT OF OPERATIONS
     PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO
     DECEMBER 31, 2003                                                   F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO
     DECEMBER 31, 2003                                                   F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
     PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO
     DECEMBER 31, 2003                                                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7/21

                                      * * *

                    Report of Independent Public Accountants

To the Stockholders
SecureD Services, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of SecureD Services, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from April 28, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SecureD Services, Inc. and Subsidiary as of December 31, 2003, and their results of operations and cash flows for the period from April 28, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/ J.H. Cohn LLP

Roseland, New Jersey
March 12, 2004

                      SECURED SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                $   203,677
     Accounts receivable, net of allowance for doubtful accounts of $32,400       435,881
     Loans receivable from related parties                                        471,166
     Due from stockholder                                                          15,200
     Prepaid expenses and other current assets                                     22,325
                                                                              -----------
              Total current assets                                              1,148,249

Computer equipment, net of accumulated depreciation of $13,103                     63,677
Goodwill                                                                        2,808,429
Other intangible assets, net of accumulated amortization of $120,000              600,000
                                                                              -----------

              Total                                                           $ 4,620,355
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of note payable                                          $   345,013
     Accounts payable                                                             343,681
     Accrued expenses                                                             181,344
     Deferred revenues                                                             38,372
                                                                              -----------
              Total current liabilities                                           908,410

Dividends payable in common stock                                                  34,425
Note payable, net of current portion                                              590,309
                                                                              -----------
              Total liabilities                                                 1,533,144
                                                                              -----------

Commitments

Stockholders' equity:
     Series A convertible preferred stock; par value $.0001 per share; 5,000,000 shares authorized; 2,000,000 shares
         issued and outstanding                                                       200
     Common stock; par value $.0001 per share; 50,000,000 shares
         authorized; 9,299,723 shares issued and outstanding                          930
     Additional paid-in capital                                                 4,682,571
     Subscriptions receivable for 1,000,000 shares                               (525,000)
     Accumulated deficit                                                       (1,075,945)
     Accumulated other comprehensive income                                         4,455
                                                                              -----------
              Total stockholders' equity                                        3,087,211
                                                                              -----------

              Total                                                           $ 4,620,355
                                                                              ===========

See Notes to Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2003

Revenues - services                                                 $ 1,023,995

Cost of revenues                                                        334,480
                                                                    -----------

Gross profit                                                            689,515
                                                                    -----------

Operating expenses:
     Selling, general and administrative                              1,359,252
     Research and development                                           184,216
     Depreciation of computer equipment                                  13,103
     Amortization of intangible assets                                  120,000
                                                                    -----------
         Total                                                        1,676,571
                                                                    -----------

Loss from operations                                                   (987,056)

Interest expense, net of interest income of $2,158                       28,889
                                                                    -----------

Net loss                                                             (1,015,945)

Preferred stock dividend requirements                                   (60,000)
                                                                    -----------

Net loss applicable to common stock                                 $(1,075,945)
                                                                    ===========

Loss per common share - basic and diluted                           $      (.17)
                                                                    ===========

Weighted average common shares outstanding                            6,232,304
                                                                    ===========

See Notes to Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                     Series A
                                    Convertible                                                                 Other
                                  Preferred Stock     Common Stock    Additional                               Compre-
                                 -----------------  ----------------    Paid-in   Subscriptions  Accumulated   hensive
                                  Shares    Amount   Shares   Amount    Capital    Receivable      Deficit      Income     Total
                                 ---------  ------  --------  ------  ----------  -------------  -----------   -------  -----------
Proceeds from the issuance of
    shares to founders                             3,900,000   $390   $      (90)                                       $       300

Shares issued in conjunction
   with acquisition of Vacman    2,000,000   $200                      1,999,800                                          2,000,000

Shares issued in conjunction
   with acquisition of Dolfin                        500,000     50      374,950                                            375,000

Effects of reverse acquisition                       508,934     51     (128,749)                                          (128,698)

Shares sold through private
   placements, net of expenses
   of $210,341                                     3,968,766    397    2,105,837    $(525,000)                            1,581,234

Shares issued in exchange for
   services                                          384,004     38      287,965                                            288,003

Dividends declared on
   preferred stock                                                                               $   (60,000)               (60,000)

Shares issued for partial
   payment of dividends on
   preferred stock                                    16,305      2       26,575                                             26,577

Shares issued for charitable
   contributions                                      21,714      2       16,283                                             16,285

Net loss                                                                                          (1,015,945)            (1,015,945)

Foreign currency translation
   adjustments                                                                                                  $4,455        4,455
                                 ---------   ----  ---------   ----   ----------    ---------    -----------    ------  -----------

Balance, December 31, 2003       2,000,000   $200  9,299,723   $930   $4,682,571    $(525,000)   $(1,075,945)   $4,455  $ 3,087,211
                                 =========   ====  =========   ====   ==========    =========    ===========    ======  ===========

See Notes to Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
       PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

Operating activities:
     Net loss                                                                      $(1,015,945)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                   13,103
         Amortization of intangible assets                                             120,000
         Provision for bad debts                                                        32,400
         Deferred revenues                                                             (55,417)
         Common stock issued for services and charitable contributions                 304,288
         Changes in operating assets and liabilities:
              Accounts receivable                                                     (277,735)
              Prepaid expenses and other current assets                                (22,258)
              Accounts payable                                                          74,210
              Accrued expenses                                                         152,624
                                                                                   -----------
                  Net cash used in operating activities                               (674,730)
                                                                                   -----------

Investing activities:
     Loans to related parties, net                                                    (471,112)
     Loans to stockholder                                                              (14,900)
     Purchases of computer equipment                                                    (6,273)
                                                                                   -----------
                  Net cash used in investing activities                               (492,285)
                                                                                   -----------

Financing activities:
     Repayments of notes payable                                                      (212,772)
     Proceeds from issuance of common stock to founders                                    300
     Proceeds from private placements                                                1,791,575
     Fees paid in connection with private placements                                  (210,341)
                                                                                   -----------
                  Net cash provided by financing activities                          1,368,762
                                                                                   -----------

Effect of foreign currency translation on cash                                           1,930
                                                                                   -----------

Net increase in cash and cash equivalents and cash balance, end of period          $   203,677
                                                                                   ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                 $    28,889
                                                                                   ===========

See Notes to Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business operations:

            On July 18, 2003, SecureD Services, Inc. ("SSI") completed a merger (the "Merger") with Southern Software Group, Inc. ("SSGI"), a publicly-held company with no operating business activities as of that date. SSI was a privately-held company that had been formed on April 28, 2003 to acquire two operating businesses. SSI had no operating business activities until it completed those acquisitions on, effectively, July 18, 2003 as described below and in Note 3. The Merger was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") that was also executed on July 18, 2003 by and between SSGI, SSGI Acquisition Corp. ("Newco"), a newly-formed, wholly-owned subsidiary of SSGI, and SSI. Pursuant to the Merger Agreement, Newco merged with and into SSI; SSI became the surviving corporation; SSI changed its name to SSI Operating Corp.; SSGI became authorized to issue shares of Series A Convertible Preferred Stock; and SSGI changed its name to Secured Services, Inc.

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

            As conditions for the completion of the Merger, SSI was required to have consummated the acquisition of the operating assets related to, and the business operations of, the VACMAN Enterprise product line ("Vacman") of Vasco Data Security International, Inc. ("Vasco"), the acquisition of certain assets related to, and the business operations of, Dolfin.com, Inc. ("Dolfin") and a private offering of its common stock from which it would have received gross proceeds of at least $1,000,000. Those acquisitions and the private placement were also completed on or about July 18, 2003 (see Notes 3 and 7). Vacman designs, develops, markets and supports security products and services that manage user access and single sign-on to web, client/server and legacy applications in one integrated system for corporate and government customers. Dolfin markets and supports security products and services that manage data security across integrated systems of corporate customers.

            Since the stockholders of SSI received a substantial majority of the voting securities of the merged companies and SSI had acquired the operating businesses, the Merger was accounted for, effective as of July 18, 2003, as a "reverse acquisition" in which SSI (the legal acquiree) was the accounting acquirer and SSGI (the legal acquirer) was the accounting acquiree. Since SSGI was inactive, the reverse acquisition was accounted for effectively, as a recapitalization of SSI as of July 18, 2003 with SSGI's assets and liabilities recorded at their historical carrying values which approximated their fair values.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business operations (concluded):

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

Note 2 - Summary of significant accounting policies:

            Principles of consolidation:

                  The accompanying consolidated financial statements include the accounts of SSI and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Use of estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

            Cash equivalents:

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

            Software development costs (concluded):

                  Commencing upon the initial release of a product, capitalized software develop-ment costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

                  The Company did not capitalize any software development costs during the period from April 28, 2003 to December 31, 2003

            Computer equipment:

                  Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of such equipment of three years.

            Goodwill:

                  Goodwill is comprised of the excess of the costs of acquired businesses over the fair value of their net assets at the dates of acquisition. Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, but they are no longer systematically amortized.

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

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

            Foreign currency translation:

                  The financial statements of the foreign division of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Under SFAS 52, all balance sheet accounts are translated at year-end rates of exchange, except for equity accounts which are translated at historical rates. Income and expense accounts are translated at the average of the exchange rates in effect during the period. The resulting translation adjustment is included as a separate component of stockholders' equity and accumulated other comprehensive income or loss. Realized foreign exchange transaction gains and losses, which are not material, are included in the results of operations.

            Revenue recognition:

                  The Company applies the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition," as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) there must be persuasive evidence of the existence of an arrangement, (2) delivery must be completed, (3) fees must be fixed or determinable and (4) amounts due must be probable of collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to software products (including specified upgrades/enhancements) is recognized upon delivery of the products.

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

            Concentrations of credit risk:

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its deposits of cash and cash equivalents with high-quality financial institutions. At times, the Company's cash balances exceed the amount insured by the Federal Deposit Insurance Corporation of $100,000. At December 31, 2003, the Company had cash and cash equivalents on deposit with one bank that exceeded the amount insured by approximately $90,000.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

            Concentrations of credit risk (concluded):

                  At December 31, 2003, the Company's trade accounts receivable were concentrated with three major customers representing approximately 99% of the total accounts receivable balance. Revenues from these three customers accounted for approximately 85% of total revenues for the period from April 28, 2003 (date of inception) to December 31, 2003.

                  The Company generally extends credit to its customers without obtaining collateral. The Company reduces its exposure to credit risk by closely monitoring the extension of credit to its customers while maintaining appropriate allowances for potential credit losses based on its history of past write-offs (including periods prior to the acquisitions of Vacman and Dolfin), current economic conditions and its evaluation of the credit risk related to specific customers. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2003.

            Earnings (loss) per common share:

                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible preferred stock, were issued during the period, with appropriate adjustments for the application of the treasury stock method with respect to options and warrants assumed to have been exercised and the elimination of any dividends on the preferred shares assumed to have been converted from net income or loss.

                  Since the Company had a net loss for the period from April 28, 2003 to December 31, 2003, the assumed effects of the exercise of options and warrants outstanding at December 31, 2003 for the purchase of 1,515,095 shares of common stock and the conversion of 2,000,000 shares of Series A convertible preferred stock into an equivalent number of shares of common stock would have been anti-dilutive.

            Advertising:

                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were immaterial for the period from April 28, 2003 to December 31, 2003.

            Research and development costs:

                  The Company expenses research and development costs as incurred.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

            Stock-based compensation:

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied. Pro forma loss applicable to common stock was approximately $1,086,000 and basic pro forma loss per common share was $0.17 in the period from April 28, 2003 to December 31, 2003 (see Note 8).

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

            Effects of recent accounting pronouncements:

                  In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. The Company has not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. The Company has included the additional disclosures required by SFAS 148 above and in Notes 1 and 8.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

            Effects of recent accounting pronouncements (concluded):

                  In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

                  In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which requires an issuer to classify financial instruments that are within its scope as liabilities. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on the Company's consolidated financial statements.

                  In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the guidance in the consensus in the quarter beginning July 1, 2003. The adoption of the consensus did not have a material effect on the Company's consolidated results of operations.

Note 3 - Business acquisitions:

            As explained in Note 1, SSI completed the acquisition of certain assets and the business of Vacman and the acquisition of Dolfin on, effectively, July 1, 2003. The acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated statement of operations includes the results of operations of Vacman and Dolfin from the date of acquisition. The total cost for the purchase of Vacman was $3,073,094, which was comprised of (i) a note issued to Vasco in the principal amount of $1,073,094 payable in 36 monthly installments, including interest at 6%, and (ii) 2,000,000 shares of Series A convertible preferred stock issued to Vasco with an approximate fair value of $2,000,000, or $1.00 per share. The total cost for the purchase of Dolfin was $375,000, which was comprised of the fair value of 500,000 shares of common stock issued to the owners of Dolfin with an estimated fair value of $.75 per share.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business acquisitions (continued):

            The total cost of the acquisitions of Vacman and Dolfin was $3,448,094 which was allocated to the identifiable assets acquired (including the identifiable intangible assets of Vacman comprised of customer lists and technology) and liabilities assumed of the acquired businesses based on their fair values with the excess of the cost over the fair value of the identifiable net assets allocated to goodwill as shown below:

                                                 Vacman           Dolfin            Total
                                               -----------       ---------       -----------
            Allocation of purchase price:
                Accounts receivable            $   104,546       $  82,137       $   186,683
                Computer equipment                  65,698           4,745            70,443
                Goodwill                         2,287,396         521,033         2,808,429
                Customer lists                     540,000                           540,000
                Technology                         180,000                           180,000
                Accounts payable                                  (214,702)         (214,702)
                Accrued expenses                   (10,757)        (18,213)          (28,970)
                Deferred revenues                  (93,789)                          (93,789)
                                               -----------       ---------       -----------

                   Net assets acquired         $ 3,073,094       $ 375,000       $ 3,448,094
                                               ===========       =========       ===========

            Vacman and Dolfin were acquired for noncash consideration comprised of notes payable and shares of preferred and common stock. Accordingly, the acquisitions were noncash transactions that are not reflected in the accompanying consolidated statement of cash flows.

            The summarized unaudited pro forma financial information for the period from April 28, 2003 to December 31, 2003 that follows assumes the acquisitions of Vacman and Dolfin, the Merger and the private placement of 1,333,333 shares of common stock from which SSI received gross proceeds of $1,000,000 as required by the Merger Agreement were all consummated on April 28, 2003:

                                                             Period from
                                                           April 28, 2003
                                                            to December
                                                              31, 2003
                                                           --------------
            Revenues                                        $ 2,048,000
            Cost of revenues                                    669,000
                                                            -----------
            Gross profit                                      1,379,000
            Operating expenses                                3,099,000
                                                            -----------
            Loss from operations                             (1,720,000)
            Interest expense, net                                58,000
                                                            -----------

            Net loss                                        $(1,778,000)
                                                            ===========

            Net loss applicable to common stock             $(1,860,000)
                                                            ===========

            Loss per common share - basic and diluted       $      (.26)
                                                            ===========

            Weighted average common shares outstanding        7,121,600
                                                            ===========

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business acquisitions (concluded):

            The unaudited pro forma results of operations for the period from April 28, 2003 to December 31, 2003 are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions, the Merger and the private placement been consummated on April 28, 2003.

Note 4 - Other intangible assets:

            Other intangible assets consisted of the following as of December 31, 2003:

                                                     Estimated
                                                    Useful Lives              Amount
                                                    ------------              ------
               Customer lists                           3 years              $540,000
               Technology                               3 years               180,000
                                                                             --------
                                                                              720,000
               Less accumulated amortization                                  120,000
                                                                             --------

                   Total                                                     $600,000
                                                                             ========

            The estimated amortization expense, based on the net carrying value of the intangible assets as of December 31, 2003, for each of the three subsequent years is as follows: $240,000 in 2004 and 2005 and $120,000 in 2006.

Note 5 - Note payable:

            As explained in Note 3, the Company issued a note to Vasco as part of the consideration for the purchase of Vacman in the original principal amount of $1,073,094 that was payable in 36 monthly installments, including interest at 6%, through July 2006. The note had a remaining principal balance of $935,322 at December 31, 2003 which is payable in subsequent years as follows: $345,013 in 2004, $366,293 in 2005 and $224,016 in 2006.

Note 6 - Related party loans and advances:

            The Company had loans receivable of $471,166 as of December 31, 2003 arising from aggregate cash advances made to companies in which one of the founders of the Company holds indirect ownership interests. During the period from April 28, 2003 to December 31, 2003, the Company made sales of $161,925 to, and as of December 31, 2003 it had accounts receivable of $154,480 from, one of the related companies. As of December 31, 2003, accounts payable included $129,623 owed to one of the related companies. The balances receivable from and payable to the related companies as of December 31, 2003 are noninterest bearing and are expected to be repaid within one year in the ordinary course of business and, accordingly, they have been classified as current assets and liabilities in the accompanying consolidated balance sheet. The accounts payable owed to the related company are secured by 500,000 shares of the Company's common stock.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' equity:

            Preferred stock:

                  As of December 31, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

                  During the period from April 28, 2003 to December 31, 2003, the Company issued 2,000,000 shares of convertible preferred stock as part of the consideration for the purchase of Vasco (see Note 3). Each share can be converted to one share of common stock and has voting rights similar to common stock.

                  In addition, each share of preferred stock earns a quarterly dividend of 6% which is payable in shares of the Company's common stock based on the average trading price of the Company's common stock over a specified period. During the period from April 28, 2003 to December 31, 2003, the Company declared quarterly dividends aggregating $60,000, of which $26,577 was satisfied based on the fair value of 16,305 shares of common stock issued to the preferred stockholders. The dividend declaration, and the issuance of the shares of common stock in satisfaction thereof, were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statement of cash flows.

            Private placements of common stock:

                  As a condition of the consummation of the Merger (see Note 1), the Company completed the sale of 1,333,333 shares of common stock at $.75 per share in July 2003 and received gross proceeds of $1,000,000 through a private placement intended to be exempt from registration under the Securities Act of 1933. In addition, the investors received warrants to purchase 333,333 shares of common stock that are exercisable at $1.50 per share through July 2006.

                  The Company incurred $145,716 of costs in connection with, and issued 580,000 shares of common stock and warrants for the purchase of common stock to consultants who assisted in, this private placement. The warrants are for the purchase of 170,000 shares of common stock at prices ranging from $1.00 to $6.00 per share that are exercisable through July 2006.

                  On December 23, 2003, the Company sold 1,155,433 shares of common stock at $.75 per share through a private placement for gross proceeds of $866,571. In addition, the investors received warrants to purchase 385,143 shares of common stock that are exercisable through December 2006 at $1.50 per share. The Company incurred $64,625 of costs in connection with this private placement. The Company received proceeds of $791,571 from the sale prior to December 31, 2003. The receivable for the remaining balance of $75,000 was included in subscriptions receivable at December 31, 2003 and paid in January 2004.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (concluded):

            Private placements of common stock (concluded):

                  On December 29, 2003, the Company sold 900,000 shares of common stock at $.50 per share through a private placement for gross proceeds of $450,000. In addition, the investors received warrants to purchase 300,000 shares of common stock that are exercisable through December 2006 at $1.50 per share. The Company did not received any of the proceeds from the sale prior to December 31, 2003 and, accordingly, the receivable for the entire balance of $450,000 was included in subscriptions receivable at December 31, 2003. A total of $100,000 was paid in February 2004. The Company has a note receivable for $350,000 for the balance of the proceeds which bears interest at 4% and is due on June 30, 2004.

            Shares issued for services:

                  During the period from April 28, 2003 to December 31, 2003, the Company issued 384,004 shares of common stock to key employees for services and 21,714 shares of common stock to charities and recognized compensation and contribution expenses of $288,003 and $16,285, respectively, based on the fair value of the shares issued. The issuances of these shares were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statement of cash flows.

Note 8 - Stock options and warrants:

            In June 2003, the Company's Board of Directors adopted, subject to stockholder approval, a stock option plan (the "Plan") which provides for the issuance of incentive stock options and nonincentive stock options to employees of the Company for the purchase of up to 1,000,000 shares of common stock at a price not less than the fair market value of the shares on the date of grant, provided that the exercise price of any incentive stock option granted to an employee owning more than 10% of the outstanding common shares of the Company is not less than 110% of the fair market value of the shares on the date of grant. The term of each option and the manner of exercise are determined by the Board of Directors. Employees are fully vested in the options three years after the date of grant and the options are exercisable up to 10 years after the date of the grant.

            SSGI had issued stock options that were outstanding as of July 18, 2003, the date of the closing of the Merger, that became options for the purchase of an equivalent number of shares of the combined companies without any change in their exercise prices or expiration dates.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock options and warrants (continued):

            A summary of stock option activity during the period from April 28, 2003 to December 31, 2003 related to options issued under the Plan and options assumed upon the consummation of the Merger follows:

                                                               Weighted-
                                                               Average
                                                               Exercise
                                                 Shares          Price
                                                --------       --------
            Assumed on July 18, 2003              54,393       $   5.35

            Granted                              273,000       $   1.75

            Forfeited                               (774)      $   5.81
                                                --------

            Outstanding, December 31, 2003       326,619       $   2.34
                                                ========

            Exercisable, December 31, 2003        53,619       $   5.35
                                                ========       ========

            The weighted average fair value of options granted during the period from April 28, 2003 at December 31, 2003 was $1.75 per share.

            The following table summarizes information about the options outstanding on December 31, 2003:

                                                 Options Outstanding                                  Options Exercisable
                     -------------------------------------------------------------------------       ---------------------
                                                                   Weighted
                                                                   Average
                                                                   Years of        Weighted                      Weighted
                         Range of                                 Remaining         Average                      Average
                         Exercise                                Contractual        Exercise                     Exercise
                          Prices                 Shares              Life            Price           Shares       Price
                     -----------------          --------       ----------------   ------------       ------     ----------
                     $1.00 to $2.00              273,000         9.75             $1.75
                     $2.00 to $4.00               30,966         6.68              3.41             30,966        $3.41
                     $4.00 to $6.00               13,877         5.94              4.81             13,877         4.81
                     $10.00 to $12.00                714         4.54             10.94                714        10.94
                     $12.00 to $14.00              7,348         3.94             13.13              7,348        13.13
                     $14.00 to $15.00                714         6.63             14.22                714        14.22
                                                 -------                                            ------

                     $1.00 to $15.00             326,619                          $2.34             53,619        $5.35
                     ===============             =======                          =====             ======        =====

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock options and warrants (concluded):

            Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying consolidated financial statements for stock options granted to employees. The Company's historical net loss applicable to common stock and loss per common share and pro forma net loss applicable to common stock and loss per share assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

               Net loss applicable to common stock - as reported            $(1,075,945)
               Deduct total stock-based employee compensation
                   expense determined under a fair value based
                   method for all awards, net of related tax effects             10,500
                                                                            -----------

               Net loss applicable to common stock - pro forma              $(1,086,445)
                                                                            ===========

               Loss per common share:
                   Basic - as reported                                      $      (.17)
                                                                            ===========

                   Basic - pro forma                                        $      (.17)
                                                                            ===========

            The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted during the period from April 28, 2003 to December 31, 2003:

                 Risk-free interest rates                             4%
                 Expected option lives                               10 years
                 Expected volatility                                 41%
                 Expected dividend yields                             0%

            During the period from April 28, 2003 to December 31, 2003, the Company issued warrants to purchase a total of 1,188,476 shares of common stock at a weighted average exercise price of $1.79 per share in conjunction with the private placements described in Note 7. All of these warrants remained outstanding as of December 31, 2003 and are exercisable through December 2006.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income taxes:

            As of December 31, 2003, the Company had potential future income tax benefits from net deferred tax assets which were attributable to the effects of net operating loss carryforwards and temporary differences as follows:

            Deferred tax assets:
                Net operating loss carryforwards:
                     United States                     $ 393,000
                     Canada                               25,000
                Amortization of intangible assets         38,000
                Bad debts                                 13,000
                                                       ---------
                         Total                           469,000
                                                       ---------

            Deferred tax liabilities:
                Depreciation                             (25,000)
                Goodwill                                 (37,000)
                         Total                           (62,000)
                                                       ---------

            Net deferred tax assets                      407,000
            Less valuation allowance                    (407,000)
                                                       ---------

                         Total                         $      --
                                                       =========

            The Company had pre-tax losses for Federal and Canadian income tax purposes for the period from its inception on April 28, 2003 to December 31, 2003 which generated Federal and Canadian net operating loss carryforwards as of December 31, 2003 of approximately $982,000 and $63,000, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2023 and 2009, respectively.

            Due to the uncertainties related to the extent and timing of its future taxable income, the Company offset the potential income tax benefits from its net deferred tax assets by an equivalent valuation allowance of $407,000 as of December 31, 2003. As a result of the increase in the valuation allowance, there are no credits for income taxes reflected in the accompanying consolidated statement of operations to offset the Company's pre-tax loss.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Fair value of financial instruments:

            The Company's financial instruments at December 31, 2003 consisted of its cash and cash equivalents, trade accounts receivable and payable, note payable and receivables from and payables to related parties. In the opinion of management, these instruments were carried at their approximate fair values due to their liquidity and short-term maturities.

Note 11- Operating leases:

            As of December 31, 2003, the Company was leasing its office space in Toronto, Canada under an operating lease that expires in May 2004. The remaining aggregate rental payments as of December 31, 2003 were not material. Offices in other locations were being leased on a month-to-month basis. Rent expense amounted to approximately $32,000 for the period from April 28, 2003 to December 31, 2003.

Note 12- Other comprehensive income:

            The Company's comprehensive loss for the period from April 28, 2003 to December 31, 2003 was $1,011,490 which was comprised of its net loss of $1,015,945 and its other comprehensive income of $4,455 which was attributable to foreign currency translation adjustments.

Note 13- Segment and related information:

            The Company's operations consist principally of marketing and supporting security products across integrated systems and, accordingly, it operates in one industry segment. The Company derived revenues of approximately $404,000 through the provision of services in Canada during the period from April 28, 2003 to December 31, 2003. However, it had no material Canadian assets as of December 31, 2003.