Form 10QSB
period 2004-03-31
SECURED SERVICES INC
filed 2004-05-17
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004 the issuer had outstanding 11,487,221 shares of its common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2004

PART I - FINANCIAL INFORMATION
                                                                                                               PAGE
         Item 1. Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheet
                      March 31, 2004 (unaudited) and December 31, 2003.................................          2

                  Condensed Consolidated Statement of Operations
                      for the three months ended March 31, 2004 (unaudited)............................          3

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                      for the three months ended March 31, 2004 (unaudited)............................          4

                  Condensed  Consolidated Statement of Cash Flows
                      for the three months ended March 31, 2004 (unaudited)............................          5

                  Notes to Condensed Consolidated Financial Statements (unaudited).....................          6

         Item 2. Management's Discussion and Analysis or Plan of Operation.............................         12

         Item 3. Controls and Procedures...............................................................         14

PART II - OTHER INFORMATION

         Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities........         14

         Item 6. Exhibits and Reports on Form 8-K......................................................         15

SIGNATURES.............................................................................................         16

PART I - FINANCIAL INFORMATION.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (Unaudited) AND DECEMBER 31, 2003


                                                                                March            December
                              ASSETS                                           31, 2004          31, 2003
                              ------                                         -----------       -----------
Current assets:
     Cash and cash equivalents                                               $   316,686       $   203,677
     Accounts receivable, net of allowance for doubtful
         accounts of $44,800 and $32,400                                         488,011           435,881
     Loans receivable from related parties                                       729,373           471,166
     Due from stockholder                                                         15,200            15,200
     Prepaid expenses and other current assets                                    76,397            22,325
                                                                             -----------       -----------
              Total current assets                                             1,625,667         1,148,249

Computer equipment, net of accumulated depreciation of
     $22,686 and $5,870                                                           98,005            63,677
Goodwill                                                                       2,808,429         2,808,429
Other intangible assets, net of accumulated amortization
     of $180,000 and $120,000                                                    540,000           600,000
                                                                             -----------       -----------

              Totals                                                         $ 5,072,101       $ 4,620,355
                                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Current portion of note payable                                         $   350,214       $   345,013
     Accounts payable                                                            275,711           343,681
     Accrued expenses                                                            379,629           182,346
     Loan payable to stockholder                                                 250,050
     Deferred revenues                                                           301,078            38,372
                                                                             -----------       -----------
              Total current liabilities                                        1,556,682           909,412

Dividends payable in common stock                                                 33,423            33,423
Note payable, net of current portion                                             499,258           590,309
                                                                             -----------       -----------
              Total liabilities                                                2,089,363         1,533,144
                                                                             -----------       -----------

Commitments
Stockholders' equity:
     Preferred stock; par value $.0001 per share; 5,000,000 shares authorized; 2,000,000 shares of Series A convertible preferred
         stock issued and outstanding                                                200               200
     Common stock; par value $.0001 per share; 50,000,000 shares authorized; 10,920,947 and 9,299,723 shares issued and
         outstanding                                                               1,092               930
     Additional paid-in capital                                                5,792,209         4,682,571
     Subscriptions receivable                                                 (1,142,100)         (525,000)
     Accumulated deficit                                                      (1,673,118)       (1,075,945)
     Accumulated other comprehensive income                                        4,455             4,455
                                                                             -----------       -----------
              Total stockholders' equity                                       2,982,738         3,087,211
                                                                             -----------       -----------

              Totals                                                         $ 5,072,101       $ 4,620,355
                                                                             ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

Revenues - sales and services                           $   531,065

Cost of revenues                                            147,502
                                                        -----------

Gross profit                                                383,563
                                                        -----------

Operating expenses:
     Selling, general and administrative                    742,559
     Research and development                               126,909
     Depreciation of computer equipment                       9,622
     Amortization of intangible assets                       60,000
                                                        -----------
         Total                                              939,090
                                                        -----------

Loss from operations                                       (555,527)

Interest expense, net of interest income of $1,219           11,647
                                                        -----------

Net loss                                                   (567,174)

Preferred stock dividend requirements                        30,000
                                                        -----------

Net loss applicable to common stock                     $  (597,174)
                                                        ===========

Loss per common share - basic and diluted               $      (.06)
                                                        ===========

Weighted average common shares outstanding                9,796,872
                                                        ===========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                Series A
                                               Convertible
                                            Preferred Stock          Common Stock         Additional
                                         ---------------------   --------------------      Paid-in      Subscriptions    Accumulated
                                             Shares     Amount     Shares     Amount       Capital       Receivable        Deficit
                                           ---------    ------   ----------   ------      ----------    -------------   ------------

Balance, January 1, 2004                   2,000,000    $200      9,299,723  $   930      $4,682,571   $   (525,000)    $(1,075,945)

Shares sold through private
   placements, net of costs
   of $110,840                                                    1,566,467      156       1,052,444       (792,100)

Proceeds from subscriptions
   receivable                                                                                               175,000

Shares issued for payment of
   accrued dividends on
   preferred stock                                                   14,757        2          29,998

Dividends declared on preferred
   stock                                                                                                                    (30,000)

Shares issued in exchange
   for services                                                      40,000        4          27,196

Net loss                                                                                                                   (567,173)
                                           ---------    ----     ----------   ------      ----------    -----------     -----------

Balance, March 31, 2004                    2,000,000    $200     10,920,947   $1,092      $5,792,209    $(1,142,100)    $(1,673,118)
                                           =========    ====     ==========   ======      ==========    ===========     ===========


                                               Accumulated
                                                  Other
                                              Comprehensive
                                                  Income          Total
                                                  ------        ----------

Balance, January 1, 2004                         $4,455         $3,087,211

Shares sold through private
   placements, net of costs
   of $110,840                                                     260,500

Proceeds from subscriptions
   receivable                                                      175,000

Shares issued for payment of
   accrued dividends on
   preferred stock                                                  30,000

Dividends declared on preferred
   stock                                                           (30,000)

Shares issued in exchange
   for services                                                     27,200

Net loss                                                          (567,173)
                                                 ------         ----------

Balance, March 31, 2004                          $4,455         $2,982,738
                                                 ======         ==========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

Operating activities:
     Net loss                                                     $(567,173)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                 9,622
         Amortization of intangible assets                           60,000
         Provision for bad debts                                     12,400
         Deferred revenues                                          262,706
         Common stock issued for services                            27,200
         Changes in operating assets and liabilities:
              Accounts receivable                                   (64,530)
              Prepaid and other current assets                      (54,072)
              Accounts payable                                      (67,970)
              Accrued expenses                                      197,283
                                                                  ---------
                  Net cash used in operating activities            (184,534)
                                                                  ---------

Investing activities:
     Loans to related parties, net                                 (258,207)
     Purchases of computer equipment                                (43,950)
                                                                  ---------
                  Net cash used in investing activities            (302,157)
                                                                  ---------

Financing activities:
     Repayments of note payable                                     (85,850)
     Proceeds from loan payable to stockholder                      250,050
     Proceeds from subscriptions receivable for common stock        175,000
     Proceeds from private placements of common stock, net          260,500
                                                                  ---------
                  Net cash provided by financing activities         599,700
                                                                  ---------

Net increase in cash and cash equivalents                           113,009

Cash, beginning of period                                           203,677
                                                                  ---------

Cash, end of period                                               $ 316,686
                                                                  =========

Supplementary disclosure of cash flow information:
     Interest paid                                                $  11,647
                                                                  =========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Secured Services, Inc. ("SSI") and its subsidiary (the "Company") as of March 31, 2004, and the Company's results of operations, changes in stockholders' equity and cash flows for the three months then ended. Information included in the condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company as of December 31, 2003 and the period from April 28, 2003 (date of inception) to December 31, 2003 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2003 that was previously filed with the SEC. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 10-KSB.

            As further explained in Notes 1 and 3 to the consolidated financial statements in the Form 10-KSB, SSI was a privately-held company that had been formed on April 28, 2003 primarily to acquire two businesses and certain assets related to those businesses. SSI had no operating business activities until it completed those acquisitions and certain related transactions on, effectively, July 18, 2003. The acquisitions of those businesses were accounted for as purchases by SSI. Under the purchase method of accounting, the results of operations of those businesses were combined with the results of operations of SSI commencing on July 1, 2003, which was deemed to be the effective date for the completion of the acquisitions for accounting purposes. Accordingly, comparative statements of operations and cash flows for the three months ended March 31, 2003 are not presented in this quarterly report.

            The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other subsequent period.

Note 2 - Business operations:

            The Company provides security software solutions that securely manage identities and their access to enterprise information assets. The Company's products help companies ensure that only those people or business processes that are entitled to access corporate resources and applications can access them. They also enable customers to manage their user population that need to access those resources and applications. In addition, the Company's products provide a more automated way to grant, modify or revoke account access to applications and resources.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Business operations (concluded):

            The Company's revenues are derived from its core product, Identiprise, which provides identity and access management to a broad range of technology environments. The Company also offers various levels of consulting and support services that enable customers to identify and manage security issues and practices.

            The Company's products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. The support agreement entitles customers to software upgrades and support. The Company's professional services group provides customers with project management, architecture and design, custom development services and training.

Note 3 - Earnings (loss) per common share:

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

            Since the Company had a net loss for the three months ended March 31, 2004, the assumed effects of the exercise of options and warrants outstanding at March 31, 2004 for the purchase of 2,237,061 shares of common stock and the conversion of 2,000,000 shares of Series A convertible preferred stock into an equivalent number of shares of common stock would have been anti-dilutive.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Related party transactions and balances:

            The Company had loans receivable of $729,373 as of March 31, 2004 arising from aggregate cash advances made to companies in which one of the founders of the Company holds indirect ownership interests. During the three months ended March 31, 2004, the Company made sales of $100,673 to, and as of March 31, 2004 it had accounts receivable of $322,045 from, one of the related companies. As of March 31, 2004, accounts payable included $81,623 owed to one of the related companies. The balances receivable from and payable to the related companies as of March 31, 2004 are noninterest bearing and are expected to be repaid within one year in the ordinary course of business and, accordingly, they have been classified as current assets and liabilities in the accompanying condensed consolidated balance sheet. The accounts payable owed to the related company are secured by 500,000 shares of the Company's common stock.

            The loan payable to stockholder of $250,050 at March 31, 2004 arose from borrowings during the three months ended March 31, 2004 that are due in June 2004 together with interest at 6%.

Note 5 - Stockholders' equity:

          Preferred stock:

            As of March 31, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

            During the period from April 28, 2003 to December 31, 2003, the Company issued 2,000,000 shares of Series A convertible preferred stock as part of the consideration for the purchase of a business (see Note 3 in the Form 10-KSB). Each share can be converted to one share of common stock and has voting rights similar to common stock.

            In addition, each share of Series A convertible preferred stock earns a quarterly dividend of 6% which is payable in shares of the Company's common stock based on the average trading price of the Company's common stock over a specified period. During the three months ended March 31, 2004, dividends of $30,000 accrued as of December 31, 2003 were paid through the issuance of 14,757 shares of common stock. Quarterly dividends aggregating $30,000 were declared during the three months ended March 31, 2004, remained accrued as of March 31, 2004 and were paid through the issuance of 13,274 shares of common stock on April 1, 2004.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders' equity (concluded):

          Private placements of common stock and warrants:

            During the three months ended March 31, 2004, the Company completed the sale of 467,822 units at $2.25 per unit from which it will receive gross proceeds of $1,052,600 through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Each unit consisted of three shares of common stock and one warrant to purchase one share of common stock that is exercisable at $1.50 per share through March 2006 and, accordingly, the Company issued a total of 1,403,466 shares of common stock and warrants to purchase 467,822 shares of common stock as a result of the private placement. The Company received proceeds of $260,500 from the sale prior to March 31, 2004. The receivable for the remaining balance of $792,100 was included in subscriptions receivable at March 31, 2004.

            The Company incurred $110,800 of costs in connection with the private placement and issued 163,000 shares of common stock and warrants to purchase 51,866 shares of common stock to consultants who assisted in the private placement. Each warrant is exercisable at $1.50 per share through March 2006.

          Shares issued for services:

            During the three months ended March 31, 2004, the Company issued 40,000 shares of common stock to key employees for services and recognized compensation expense of $27,000 based on the fair value of the shares issued. The issuances of these shares were noncash transactions and, accordingly, they are not reflected in the accompanying condensed consolidated statement of cash flows.

Note 6 - Stock options and warrants:

            Information related to the Company's stock options is included in
            Note 8 in the 10-KSB. A summary of stock option activity during the three months ended March 31, 2004 follows:

                                                            Weighted-
                                                            Average
                                                            Exercise
                                               Shares        Price
                                               ------       --------

             Outstanding January 1, 2004       326,619       $2.34

             Granted                           218,000       $1.81

             Forfeited                         (15,722)      $5.81
                                               -------

             Outstanding, March 31, 2004       528,897       $2.12
                                               =======
             Exercisable, March 31, 2004        35,897       $5.35
                                               =======       =====

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stock options and warrants (continued):

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied, if such amounts differ materially from the historical amounts.

            Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying condensed consolidated financial statements for stock options granted to employees. However, there was no material difference between the Company's historical net loss applicable to common stock and loss per common share and pro forma net loss applicable to common stock and loss per share for the three months ended March 31, 2004 assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123.

            To determine pro forma net loss applicable to common stock, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted during the three months ended March 31, 2004:

             Risk-free interest rate                         4%

             Expected option lives                           10 years

             Expected volatility                             41%

             Expected dividend yields                        0%

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stock options and warrants (concluded):

            A summary of warrant activity for the three months ended March 31, 2004 follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                       Amount            Price
                                                     ----------         --------

            Outstanding, January 1, 2004              1,188,476          $1.79

            Issued in conjunction with private
              placements (Note 5)                       519,688          $1.50
                                                     ----------          -----

            Outstanding, March 31, 2004               1,708,164          $1.71
                                                     ==========          =====

Note 7 - Income taxes:

            As of March 31, 2004, the Company had Federal and Canadian net operating loss carryforwards of approximately $1,610,000 and $41,000, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2023 and 2009, respectively. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $660,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2004. The Company had also offset such benefits through a valuation allowance in the period from April 28, 2003 (date of inception) to December 31, 2003 (see Note 9 in the Form 10-KSB). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statement of operations to offset its pre-tax losses.

Note 8 - Subsequent events:

            On May 11, 2004, the Company completed the sale of 5,384,623 shares of common stock at $1.30 per share and received gross proceeds of $7,000,000 through a private placement intended to be exempt from registration under the Act. In addition, the investors received warrants to purchase 1,346,155 shares of common stock that are exercisable at $1.96 per share through May 2009.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of such forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview

      Secured Services, Inc. provides security software solutions that securely manage access to enterprise information assets by persons and business processes. Our software help companies ensure that only those people or business processes that are entitled to access corporate resources and applications can access them. In addition, our products provide an automated way to grant, modify or revoke account access to applications and resources. Our core product, the Identiprise(TM) software system, provides identity and access management to a broad range of technology environments, including all Web, client server and mainframe environments. It specifically allows one user-id and password to grant access to all of a customer's applications.

      We also offer various levels of consulting and support services that enable our customers to identify and manage security issues and practices. As part of these services our professional services group provides customers with architecture and design, custom development services, training and project management for projects for seeking to protect their information assets.

      Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

As further explained in Notes 1 and 3 to the consolidated financial statements in the Form 10-KSB, SSI was a privately-held company that had been formed on April 28, 2003 primarily to acquire two businesses and certain assets related to those businesses. SSI had no operating business activities until it completed those acquisitions and certain related transactions on, effectively, July 18, 2003. The acquisitions of those businesses were accounted for as purchases by SSI. Under the purchase method of accounting, the results of operations of those businesses were combined with the results of operations of SSI commencing on July 1, 2003, which was deemed to be the effective date for the completion of the acquisitions for accounting purposes. Accordingly, comparative statements of operations and cash flows for the three months ended March 31, 2003 are not presented in this quarterly report.

Results of Operations

      The following table sets forth for the period presented the statement of consolidated operations data as an approximate percentage of revenues:

                                                        Three months
                                                           ended
                                                         March 31,
                                                           2004

      Revenues ...................................        100.0%
      Cost of revenues ...........................         28.0%
      Gross profit ...............................         72.0%
      Selling, general and administrative expenses        140.0%
      Research and development ...................         24.0%
      Depreciation and amortization ..............         13.0%
      Total operating costs and expenses .........        177.0%
      Loss from operations .......................        105.0%
      Interest expense, net ......................          2.0%
      Net loss ...................................        107.0%

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its estimates and judgments, and actual results may differ from these estimates under different assumptions or conditions.

Those estimates and judgments that were most critical to the preparation of the financial statements involved revenue recognition, recognition of impairment and software development costs as further explained in our Annual Report on Form 10-KSB for the period from April 28, 2003 (Date of inception) to December 31, 2003.

Revenues. The revenues for the three months ended March 31, 2004 totaled $531,000. Identiprise sales totaled $254,000 and other Consulting Services totaled $277,000. We believe that these results were satisfactory for the first quarter of 2004 after the repositioning of our product and services in providing information security solutions to major businesses. We also believe that as spending on Information Technology (IT) increases, together with our increased investment in sales and marketing efforts and recent release of our new version of Identiprise we are well positioned for growth in the future.

Cost of Revenues. The total cost of revenues for the three months ended March 31, 2004 was $147,000, or 28% of our revenues. Cost of Revenues consist of $115,000 mainly of payroll and related expenses associated with our consulting services and $32,000 related to software licenses in connection with previously installed Identiprise.

Gross Profit. Our Gross Profit approximated $384,000 or 72%. This represents a 5% increase from the period from July 1, 2003 to December 31, 2003 primarily due to the increase in our revenue.

Research and Development. The cost associated with our research and development efforts totaled $127,000 for the three ended March 31, 2004. These costs represent approximately 24% of our revenues and enabled us to improve our Identiprise product. We believe that Research and Development costs in the future will increase to further enhance our Identiprise software system in response to our customers' request; we further believe that this investment will lead to increases in revenues and profitability.

Selling, General and Administrative. Selling, General and Administrative expenses totaled $743,000 for the three months ended March 31, 2004. These costs include a rapid build up of compensation costs for sales and marketing personnel together with the initial marketing costs for developing sales literature to maximize our new sales and marketing initiatives. We believe that this cost as a percentage of revenue will decrease in future periods as our fixed expense growth decreases as sales increase leading to enhance profitability.

Depreciation and Amortization. The costs for depreciation and amortization amounted to $69,620 for the three months ended March 31, 2004 and represented primarily amortization of intangible assets acquired in connection with the acquisition of our business operations in July 2003.

Interest Expense. Interest expense during the three months ended March 31, 2004 approximated $12,000 and related primarily to the obligation owing to VASCO Data Security International, Inc. in accordance with the terms of the purchase of our Identiprise software system.

Liquidity and Capital Resources

At March 31, 2004, we had current assets totaling $1,626,000. These include cash and cash equivalents in the amount of $317,000, accounts receivable of $ 488,000, and amounts due from affiliated companies of $729,000 and other receivables of $92,000. Cash investments are limited to investment grade marketable securities with maturities of less than 12 months. In May 2004 we raised an additional $7,000,000 from a private placement to U.S. financial institutional and accredited investors of our common stock and 5-year warrants to purchase our common stock as further described below.

Cash used in operations totaled approximately $184,000 for the three months ended March 31, 2004 due primarily to financing our net loss which includes our increasing investment in our sales and marketing efforts.

Cash provided by financing activities for the three months ended March 31, 2004 totaled $600,000 which includes proceeds from a private placement in March 2004 offset by approximately $86,000 used to repay a note payable and related financing fees.

Cash used in investing activities approximated $302,000 of which $258,000 was advanced to a related entity and $44,000 was utilized to acquire computer equipment.

We believe that this financing is sufficient to allow us to establish a successful enterprise in the intended market. We expect the agreements with our current business partners to produce revenues in the year ending December 31, 2004 and we are currently in discussions with several additional companies to provide services. There is no assurance, however, that our Identiprise software system will be launched as planned

On May 10, 2004, we raised an additional $7 million in a private placement to U.S. financial institutional and accredited investors of 5,384,623 shares of our common stock, $.0001 par value per share, and 5-year warrants to purchase 1,346,155 shares of our common stock at an exercise price of $1.96 per share. The proceeds from the private placement will fund working capital and expand sales and marketing for Identiprise.

We believe that our current cash balances, the anticipated cash generated from operations, including the realization of deferred revenue which is recorded as a current liability, deposits that will be received in future quarters on orders and the impact of obtaining additional equity financing, will be sufficient to meet our anticipated cash needs over the next twelve months.

There is substantial risk, however, that we may not be able to either obtain additional financing or the revenue growth and cash receipts will not be sufficient to generate the funds needed to repay the debt to VASCO within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and also unable to either renegotiate the terms of the agreement with VASCO, we may need to significantly reduce our workforce, sell certain of its assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

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

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

      In January, 2004, we sold an aggregate of 186,757 shares of our common stock as follows:

      (i) 40,000 to our Chief Financial Officer for services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended;

      (ii) 14,757 shares to VASCO Data Security International, Inc, in payment of dividend due on the outstanding shares of our Series A Convertible Preferred Stock for the quarter ended December 31, 2003. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended; and

      (iii) 108,000 shares to Corporate Capital Management and 24,000 shares to Capital Market Relations as compensation for consultation services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      In March, 2004, we sold an aggregate of 467,823 units at $2.25 per unit, in our January 2004 private placement, raising gross proceeds of approximately $913,000. Each unit consists of 3 shares of our common stock and one 3-year common stock purchase warrant with an exercise price of $1.50. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Regulation D, Regulation S and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. During this month, we also issued 31,000 shares of our common stock to Corporate Capital Management as compensation for services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On May 10, 2004 we raised approximately $7 million from funds managed by 033 Asset Management, L.L.C. and 8 other institutional accredited investors through the sale of 5,384,623 shares of common stock and 5-year warrants to purchase 1,346,156 shares of common stock at $1.96 per share. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. The securities were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and Regulation D thereunder.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

       Exhibit No.      Description
       -----------      -----------
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

                                       Secured Services, Inc

                                       (Registrant)

Date       May 17, 2004                /s/ King T. Moore
       --------------------            -----------------
                                       King T. Moore
                                       President and Chief Executive Officer

Date       May 17, 2004                /s/ John G. Day
       --------------------            -----------------
                                       John G. Day
                                       Chief Financial Officer
                                       (Principal Financial Officer)