Form 10QSB
period 2004-06-30
SECURED SERVICES INC
filed 2004-08-16
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2004 the issuer had outstanding 17,198,844 shares of its common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2004


PART I - FINANCIAL INFORMATION
                                                                            PAGE
    Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets
            June 30, 2004 (unaudited) and December 31, 2003..................  2

        Condensed Consolidated Statements of Operations
            for the six and three months ended June 30, 2004 (unaudited).....  3

        Condensed Consolidated Statement of Changes in Stockholders' Equity
            for the six months ended June 30, 2004 (unaudited)...............  4

        Condensed  Consolidated Statement of Cash Flows
            for the six months ended June 30, 2004 (unaudited)...............  5

        Notes to Condensed Consolidated Financial Statements (unaudited).....  6

    Item 2. Management's Discussion and Analysis or Plan of Operation........ 12

    Item 3. Controls and Procedures.......................................... 15


PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Small Business Issuer Purchases
            of Equity Securities............................................. 16

    Item 6. Exhibits and Reports on Form 8-K................................. 17


SIGNATURES................................................................... 18

PART I - FINANCIAL INFORMATION.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (Unaudited) AND DECEMBER 31, 2003

                                                       June 30,     December 31,
                                                         2004           2003
                                                     -----------    -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents                         $ 5,666,151    $   203,677
   Accounts receivable, net of allowance for
     doubtful accounts of $58,650 and $32,400            530,690        435,881
   Loans receivable from related parties               1,020,039        471,166
   Due from stockholders                                  14,800         15,200
   Prepaid expenses and other current assets              49,915         22,325
                                                     -----------    -----------
         Total current assets                          7,281,595      1,148,249

Computer equipment, net of accumulated
   depreciation of $29,805 and $13,103                   100,145         63,677
Note receivable - employee                                38,000
Goodwill                                               2,808,429      2,808,429
Other intangible assets, net of accumulated
   amortization of $240,000 and $120,000                 480,000        600,000
                                                     -----------    -----------

         Totals                                      $10,708,169    $ 4,620,355
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of note payable                   $   355,493    $   345,013
   Accounts payable                                      302,910        343,681
   Accrued expenses                                      762,750        182,346
   Deferred revenues                                     223,216         38,372
                                                     -----------    -----------
         Total current liabilities                     1,644,369        909,412

Dividends payable in common stock                         30,000         33,423
Note payable, net of current portion                     408,220        590,309
                                                     -----------    -----------
         Total liabilities                             2,082,589      1,533,144
                                                     -----------    -----------

Commitments

Stockholders' equity:
   Preferred stock; par value $.0001 per share;
     5,000,000 shares authorized; 2,000,000 shares
     of Series A convertible preferred stock
     issued and outstanding                                  200            200
   Common stock; par value $.0001 per share;
     50,000,000 shares authorized; 17,198,844 and
     9,299,723 shares issued and outstanding               1,720            930
   Additional paid-in capital                         12,182,861      4,682,571
   Subscriptions receivable                             (652,100)      (525,000)
   Accumulated deficit                                (2,907,718)    (1,075,945)
   Accumulated other comprehensive income                    617          4,455
                                                     -----------    -----------
         Total stockholders' equity                    8,625,580      3,087,211
                                                     -----------    -----------

         Totals                                      $10,708,169    $ 4,620,355
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX AND THREE MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

                                                     Six Months     Three Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2004           2004
                                                     -----------    -----------


Revenues - sales and services                        $   936,928    $   405,863

Cost of revenues                                         347,547        200,045
                                                     -----------    -----------

Gross profit                                             589,381        205,818
                                                     -----------    -----------

Operating expenses:
     Selling, general and administrative               1,879,117      1,136,558
     Research and development                            333,988        207,079
     Depreciation of computer equipment                   16,807          7,185
     Amortization of intangible assets                   120,000         60,000
                                                     -----------    -----------
     Totals                                            2,349,912      1,410,822
                                                     -----------    -----------

Loss from operations                                  (1,760,531)    (1,205,004)
                                                     -----------    -----------
Interest income                                          (13,738)       (12,519)
Interest expense                                          24,980         12,114
                                                     -----------    -----------
Net interest (income) expense                             11,242           (405)
                                                     -----------    -----------

Net loss                                              (1,771,773)    (1,204,599)

Preferred stock dividend requirements                     60,000         30,000
                                                     -----------    -----------

Net loss applicable to common stock                  $(1,831,773)   $(1,234,599)
                                                     ===========    ===========

Loss per common share - basic and diluted            $     (0.16)   $     (0.08)
                                                     ===========    ===========


Weighted average common shares outstanding            11,677,534     14,633,458
                                                     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

                                Series A                                                                    Accumulated
                              Convertible                                                                      Other
                            Preferred Stock       Common Stock     Additional                                 Compre-
                           -----------------  -------------------    Paid-in    Subscriptions  Accumulated    hensive
                             Shares   Amount    Shares     Amount    Capital      Receivable     Deficit      Income       Total
                           ---------  ------  ----------   ------  -----------  -------------  -----------  ----------  -----------
Balance, January 1, 2004   2,000,000   $200    9,299,723   $  930  $ 4,682,571    $(525,000)   $(1,075,945)   $  4,455  $ 3,087,211

Shares sold through
  private placements, net
  of costs of $934,980                         7,831,090      783    7,413,097     (792,100)                              6,621,780

Proceeds from
  subscriptions receivable                                                          665,000                                 665,000

Shares issued for payment
  of accrued dividends on
  preferred stock                                 28,031        3       59,997                                               60,000

Dividends declared on
   preferred stock                                                                                 (60,000)                 (60,000)

Shares issued in exchange
  for services                                    40,000        4       27,196                                               27,200

Net loss                                                                                        (1,771,773)              (1,771,773)

Foreign currency
  translation adjustments                                                                                       (3,838)      (3,838)
                           ---------   ----   ----------   ------  -----------    ---------    -----------    --------  -----------

Balance, June 30, 2004     2,000,000   $200   17,198,844   $1,720  $12,182,861    $(652,100)   $(2,907,718)   $    617  $ 8,625,580
                           =========   ====   ==========   ======  ===========    =========    ===========    ========  ===========

See Notes to Condensed Consolidated Financial Statements.

                                SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

Operating activities:
   Net loss                                                         $(1,771,773)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                       16,807
      Amortization of intangible assets                                 120,000
      Provision for bad debts                                            26,250
      Deferred revenues                                                 184,844
      Common stock issued for services                                   27,200
      Changes in operating assets and liabilities:
         Accounts receivable                                           (121,059)
         Prepaid expenses and other current assets                      (27,590)
         Accounts payable                                               (40,771)
         Accrued expenses                                               576,981
                                                                    -----------
               Net cash used in operating activities                 (1,009,111)
                                                                    -----------

Investing activities:
   Loans to related parties, net                                       (548,873)
   Loan to employee                                                     (38,000)
   Purchases of computer equipment                                      (53,170)
                                                                    -----------
               Net cash used in investing activities                   (640,043)
                                                                    -----------

Financing activities:
   Repayments of note payable                                          (171,609)
   Proceeds from loan payable to stockholder                            250,050
   Repayment of loan payable to stockholder                            (250,050)
   Proceeds from private placements of common stock, net              6,621,780
   Proceeds from subscriptions receivable for common stock              665,000
                                                                    -----------
             Net cash provided by financing activities                7,115,171
                                                                    -----------
Effect of foreign currency translation on cash                           (3,543)
                                                                    -----------

Net increase in cash and cash equivalents                             5,462,474

Cash and cash equivalents, beginning of period                          203,677
                                                                    -----------

Cash and cash equivalents, end of period                            $ 5,666,151
                                                                    ===========

Supplementary disclosure of cash flow information:

Interest paid                                                       $    24,980
                                                                    ===========


See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Secured Services, Inc. ("SSI") and its subsidiary (the "Company") as of June 30, 2004, and the Company's results of operations for the six and three months then ended and changes in stockholders' equity and cash flows for the six months then ended. Information included in the condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company as of December 31, 2003 and the period from April 28, 2003 (date of inception) to December 31, 2003 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2003 that was previously filed with the United States Securities and Exchange Commissions (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 10-KSB.

         As further explained in Notes 1 and 3 to the audited consolidated financial statements in the 10-KSB, SSI was a privately-held company that had been formed in September 2002 and was inactive until it was capitalized and commenced operations on April 28, 2003. Such operations were initially limited to activities related to negotiating the acquisitions of two operating businesses and obtaining the financing to acquire those businesses. SSI completed those acquisitions and certain related transactions on, effectively, July 18, 2003. The acquisitions of those businesses were accounted for as purchases by SSI. Under the purchase method of accounting, the results of operations of those businesses were combined with the results of operations of SSI commencing on July 1, 2003, which was deemed to be the effective date for the completion of the acquisitions for accounting purposes. Accordingly, comparative statements of operations for the six and three months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 are not presented in this quarterly report.

         The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other subsequent period.

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

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Business operations (concluded):

         The Company's revenues are derived primarily from its core product, IDENTIPRISE, which provides identity and access management to a broad range of technology environments. The Company also offers various levels of consulting and support services that enable customers to identify and manage security issues and practices.

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

         Since the Company had net losses for the six and three months ended June 30, 2004, the assumed effects of the exercise of options and warrants outstanding at June 30, 2004 for the purchase of 3,804,551 shares of common stock and the conversion of 2,000,000 shares of Series A convertible preferred stock into an equivalent number of shares of common stock would have been anti-dilutive.


Note 4 - Related party transactions and balances:

         The Company had loans receivable of $1,020,039 as of June 30, 2004 arising from aggregate cash advances made to companies in which a stockholder/executive of the Company holds indirect ownership interests. During the six and three months ended June 30, 2004, the Company had sales of $147,404 and $46,731, respectively, to one of the related companies. At June 30, 2004, the company had accounts receivable of $363,678 from one of the related companies. As of June 30, 2004, accounts payable to the related companies were not significant. The balances receivable from the related companies as of June 30, 2004 are noninterest bearing and are expected to be repaid within one year in the ordinary course of business and, accordingly, they have been classified as current assets in the accompanying condensed consolidated balance sheet as of June 30, 2004.

         During the three months ended June 30, 2004, a principal stockholder charged a consulting fee to the Company in the amount of $350,000 for services performed in connection with the private placement completed by the Company on May 10, 2004 (see note 5).

         A loan payable to a stockholder of $250,050 that arose from borrowings during the three months ended March 31, 2004 was repaid during the three months ended June 30, 2004 together with interest at 6%.

         During the three months ended June 30, 2004, the Company loaned $38,000 to an employee. The loan is evidenced by a promissory note and is scheduled to be repaid on September 30, 2005. The loan bears interest at the rate of 6%.

Note 5 - Stockholders' equity:

         Preferred stock:

         As of June 30, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

         During the period from April 28, 2003 to December 31, 2003, the Company issued 2,000,000 shares of Series A convertible preferred stock as part of the consideration for the purchase of a business (see Note 3 in the 10-KSB). Each share can be converted to one share of common stock and has voting rights similar to common stock.

         In addition, each share of Series A convertible preferred stock earns a quarterly dividend of 6% which is payable in shares of the Company's stock based on the average trading price of the Company's common stock over a specified period.

         As of December 31, 2003, the Company had accrued dividends on preferred shares of $30,000 payable in common stock. During the six months ended June 30, 2004, the Company accrued $60,000 of additional dividends on its outstanding shares of preferred stock and paid $60,000 of dividends by the issuance of 28,031 shares of common stock. The accrued balance of dividends payable of $30,000 at June 30, 2004 will be paid through the issuance of approximately 16,000 shares in the third quarter of 2004.

Note 5 - Stockholders' equity (concluded):

         Private placements of common stock and warrants:

         During the six months ended June 30, 2004, the Company sold common stock and warrants through two private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act").

         The Company sold 599,489 units at $2.25 per unit, consisting of three shares of common stock and one warrant to purchase one share of common stock, exercisable at $1.50 per share through March 2006. The Company also sold 1,346,156 units at $5.20 per unit, consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $1.96 per share through May 2009.

         As a result, the Company issued a total of 7,831,090 shares of common stock and warrants to purchase 1,997,513 shares of common stock in connection with the private placements from which the gross proceeds were $8,348,860. The gross proceeds were reduced to initial net proceeds of $6,621,780 by consulting fees and other costs of $934,980, of which $350,000 was charged by a princial stockholder of the Company and paid through an offset against an equivalent balance of a previously outstanding subscription receivable, and by additional subscriptions receivable from purchasers of units of $792,100.

         The Company had subscriptions receivable of $525,000 as of December 31, 2003. Subscriptions receivable were increased by $1,142,100 from sales of units and reduced by $1,015,000 ($665,000 through cash payments and $350,000 through the offset against offering costs) during the six months ended June 30, 2004. As a result, the Company had subscriptions receivable of $652,100 at June 30, 2004, which are offset against stockholders' equity in the accompanying condensed consolidated balance sheet.

         Shares issued for services:

         During the six months ended June 30, 2004, the Company issued 40,000 shares of common stock to key employees for services and recognized compensation expense of $27,200 based on the fair value of the shares issued. The issuances of these shares were noncash transactions and, accordingly, they are not reflected in the accompanying condensed consolidated statement of cash flows.

Note 6 - Stock options and warrants:

         Information related to the Company's stock options is included in Note 8 in the 10-KSB. A summary of stock option activity during the six months ended June 30, 2004 follows:


                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                           Shares        Price

         Outstanding January 1, 2004                     326,619         $2.34

         Granted                                         283,000         $1.84

         Forfeited                                       (15,722)        $5.81
                                                         -------
         Outstanding, June 30, 2004                      593,897         $1.99
                                                         =======
         Exercisable, June 30, 2004                       37,897         $4.81
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

         Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying condensed consolidated financial statements for stock options granted to employees. However, there was no material difference between the Company's historical net loss applicable to common stock and loss per common share and pro forma net loss applicable to common stock and loss per share for the six months and three months ended June 30, 2004 assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123.

         To determine pro forma net loss applicable to common stock, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted during the six and three months ended June 30, 2004:


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

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Stock options and warrants (concluded):

         A summary of warrant activity for the six months ended June 30, 2004 follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                       Amount            Price
                                                     ----------         --------

         Outstanding, January 1, 2004                $1,188,476          $1.79

         Issued in conjunction with private
             placements (Note 5)                      1,997,513          $1.81
                                                     ----------
                Outstanding, June 30, 2004            3,185,989          $1.70
                                                     ==========          =====

Note 7 - Income taxes:

         As of June 30, 2004, the Company had Federal and Canadian net operating loss carryforwards of approximately $1,865,000 and $152,000, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2023 and 2009, respectively. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $800,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2004. The Company had also offset such benefits through a valuation allowance in the period from April 28, 2003 (date of inception) to December 31, 2003 (see Note 9 in the 10-KSB). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION REGARDING US AND OUR BUSINESS AND OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF SUCH FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON, OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS, UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS.

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

         As further explained in Notes 1 and 3 to the audited consolidated financial statements in the 10-KSB, SSI was a privately-held company that had been formed in September 2002 and was inactive until it was capitalized and commenced operations on April 28, 2003. Such operations were initially limited to activities related to negotiating the acquisitions of two operating businesses and obtaining the financing to acquire those businesses. SSI completed those acquisitions and certain related transactions on, effectively, July 18, 2003. The acquisitions of those businesses were accounted for as purchases by SSI. Under the purchase method of accounting, the results of operations of those businesses were combined with the results of operations of SSI commencing on July 1, 2003, which was deemed to be the effective date for the completion of the acquisitions for accounting purposes. Accordingly, comparative statements of operations and cash flows for the three months ended June 30, 2003 are not presented in this quarterly report.

RESULTS OF OPERATIONS

         The following table sets forth for the period presented the statement of consolidated operations data as an approximate percentage of revenues:

                                             SIX MONTH ENDED  THREE MONTHS ENDED
                                              JUNE 30, 2004      JUNE 30, 2004
Revenues                                          100.0%             100.0%
Cost of revenues                                   37.1%              49.3%
Gross profit                                       62.9%              50.7%
Selling, general and administrative expense       200.6%             280.0%
Research and development                           35.6%              51.0%
Depreciation and amortization                      14.6%              16.6%
Total operating costs and expenses                250.8%             347.6%
Loss from operations                              187.9%             296.9%
Interest expense, net                               1.2%               0.1%
Net loss                                          189.1%             296.8%

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January, 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until the adoption of FIN 46R, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Fin 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the residual returns or both. FIN 46R's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The requirements of FIN 46R applied to all financial statements issued after December 15, 2004 regardless of when the variable interest entity was established. The adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial position and results of operations.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS.

         REVENUES. The revenues for the six and three months ended June 30, 2004 totaled $937,000 and $406,000 respectively. IDENTIPRISE revenues totaled $502,000 and other services totaled $435,000 for the six months ended June 30, 2004 and revenues for the three months ended June 30, 2004 were $248,000 for

IDENTIPRISE and $158,000 for other services. We believe that as spending on Information Technology (IT) increases, together with our increased investment in sales and marketing efforts and recent release of our new version of IDENTIPRISE we are well positioned for growth in the future.

         COST OF REVENUES. Cost of Revenues was $348,000 or 37% of our revenues for the six months, and $200,000 or 49% of our revenues for the three months, ended June 30, 2004. Cost of Revenues mainly consists of payroll and related expenses associated with our consulting services and software maintenance in connection with previously installed IDENTIPRISE licenses.

         GROSS PROFIT. Our Gross Profit approximated $589,000 or 63% for the six months ended June 30, 2004 and $206,000 or 51% for the three months ended June 30, 2004. The decline in the gross profit percentage in the last three months is due to a shortfall in sales in the quarter while maintaining a relatively fixed cost base in our service delivery manpower. We believe that this manpower base can handle the anticipated growth in sales and services in 2004.

         RESEARCH AND DEVELOPMENT. The cost associated with our research and development efforts totaled $334,000 and $207,000 for the six and three months ended June 30, 2004. These costs represent approximately 36% and 51% of our revenues for the six and three months ended June 30, 2004, respectively, and enabled us to improve our IDENTIPRISE product as our customers highlight future requirements. We believe that Research and Development costs in the future will increase to further enhance our IDENTIPRISE software system in response to our customers' request.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses totaled $1,879,000 and $1,136,000 for the six and three months ended June 30, 2004, respectively. These costs include a rapid build-up of compensation costs for sales and marketing personnel together with the initial marketing costs for developing sales literature to maximize our new sales and marketing initiatives. We believe that this cost as a percentage of revenue will decrease in future periods as our fixed expense growth decreases as sales increase.

         DEPRECIATION AND AMORTIZATION. The costs for depreciation and amortization amounted to $136,807 and $67,185 for the six and three months ended June 30, 2004, respectively, and represented primarily amortization of intangible assets acquired in connection acquisition of our business operations in July 2003.

         INTEREST EXPENSE. Interest expense during the six and three months ended June 30, 2004 approximated $25,000 and $12,100, respectively, and related primarily to the obligation owed to VASCO Data Security International, Inc. in accordance with the terms of the purchase of our IDENTIPRISE software system. Interest expense was offset by interest income of $13,800 and $12,500 received during the six and three months ended June 30, 2004, respectively.

         NET LOSS. Our net loss for the six and three months ended June 30, 2004 amounted to $1,771,000 and $1,205,000 and represents the cost to maintain current revenue streams while investing in the rapid growth of selling, marketing and research and development costs in order to reach our expansion goals. Net loss applicable to common stock for the six and three months ended June 30, 2004 amounted to $1,831,773 and $1,204,599 after preferred stock dividend requirements of $60,000 and $30,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had current assets totaling $7,282,000. These include cash and cash equivalents in the amount of $5,666,000, accounts receivable of $ 531,000, and amounts due from affiliated companies of $1,020,000 and other receivables of $65,000. Cash investments are limited to investment grade marketable securities with maturities of less than 12 months.

         Net cash used in operating activities totaled approximately $1,009,000 for the six months ended June 30, 2004 due primarily to our net loss which reflected our increasing investment in our sales and marketing efforts.

         Net cash used in investing activities approximated $640,000 of which $549,000 was advanced to a related entity for working capital and professional fees, $53,000 was used to acquire computer equipment, and $38,000 was loaned to an employee.

         Net cash provided by financing activities for the six months ended June 30, 2004 totaled $7,115,000 which included proceeds from sales of 7,931,350 shares of common stock and warrants to purchase 1,997,513 shares of common stock through private placements reduced by related fees and repayments of notes payable. Private placements of common stock and warrants generated net proceeds of $6,622,000 consisting of gross proceeds of approximately $8,349,000 reduced by subscriptions receivable of $792,000 and fees of $935,000 incurred in connection with the private placements. Collections of subscriptions receivable amounted to $665,000. Repayments of principal amounts due under the note payable to VASCO amounted to $172,000. The cash provided by financing activities will be used to fund working capital requirements and to expand our sales and marketing initiatives for IDENTIPRISE.

         We believe that this financing is sufficient to allow us to establish a successful enterprise in the intended market. We expect the agreements with our current business partners to produce revenues in the year ending December 31, 2004 and we are currently in discussions with several additional companies to provide services. There is no assurance, however, that our IDENTIPRISE software system will be launched as planned.

         We believe that our current cash balances, the anticipated cash generated from operations, including the realization of deferred revenue which is recorded as a current liability, deposits that will be received in future quarters on orders and the impact of obtaining additional equity financing, will be sufficient to meet our anticipated cash needs over the next twelve months.

         There is substantial risk, however, that we may not be able to either obtain additional financing or that revenue growth and cash receipts will not be sufficient to generate the funds needed to repay the debt to VASCO within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and also unable to either renegotiate the terms of the agreement with VASCO, we may need to significantly reduce our workforce, sell certain of its assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in Secured Service's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Secured Services' internal control over financial reporting.

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

         In April, 2004, we issued (i) 13,274 of our common stock, to VASCO Data Security International in payment of dividends due on the outstanding shares of our series A Convertible Preferred stock for the quarter ended March 31, 2004;
(ii) 50,000 shares of our common stock to Corporate Capital Management for services rendered; and (iii) 24,000 shares of common stock to Capital Market Relations for services rendered. The issuance of the shares to Capital Market Relations was made pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In addition, the issuances to VASCO and Corporate Capital Management were also exempt pursuant to Section 4(6) of the Act. Additionally, on April 9, 2004 we raised an additional $296,000 in our January 2004 private placement through the sale of 131,667 units at $2.25 per unit. Each unit consists of 3 shares of our common stock and one 3-year common stock purchase warrant with an exercise price of $1.50 the sale of these shares was exempt from registration as it was a non-public offering made pursuant to Regulation D and Sections 4(2) and 4(6) of the Act.

         On May 10, 2004, we raised approximately $7 million from funds managed by 033 Asset Management, L.L.C. and 8 other institutional accredited investors through the sale of 5,384,623 shares of common stock and 5-year warrants to purchase 1,346,156 shares of common stock at $1.96 per share. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. The securities were sold pursuant to exemptions from registration under the Act pursuant to Section 4(2) and Regulation D, thereunder. At the same time, we issued 100,000 shares of our common stock to Frank Fanzilli for services rendered. The issuance to Frank Fanzilli was made pursuant to an exemption from registration pursuant to Sections 4(2) and 4(6) of the Act.

         In June 2004, we issued an aggregate of 311,000 shares of common stock as compensation for consulting services rendered to us as follows: (i) 134,485 shares to Corporate Capital Management, LLC; (ii) 86,500 shares to Corporate Capital Partners, LLC; (iii) 59,000 shares to Corporate Capital Consultants, LLC; and (iv) 31,015
shares to Daniel Ryweck. The issuance of these shares was made pursuant to an exemption from registration pursuant to Sections 4(2) and 4(6) of the Act.

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

         31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

         31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

         32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

         32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

b.       Reports on Form 8-K:

         On May 14, 2004, we filed a Current Report on Form 8-K pursuant to Items 5 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SECURED SERVICES, INC
                                           (Registrant)

Date       August 13, 2004                 /s/ King T. Moore
       ------------------------------      -----------------
                                           King T. Moore
                                           President and Chief Executive Officer

Date       August 13, 2004                 /s/ John G. Day
       ------------------------------      -----------------
                                           John G. Day
                                           Chief Financial Officer
                                           (Principal Financial Officer)