Form 10QSB
period 2004-09-30
SECURED SERVICES INC
filed 2004-11-15
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had outstanding 17,230,121 shares of its common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2004


PART I - FINANCIAL INFORMATION
                                                                                                        PAGE
         Item 1. Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                      September 30, 2004 (unaudited) and December 31, 2003.........................       2

                  Condensed Consolidated Statements of Operations
                      for the nine months ended September 30, 2004 and for the period from
                      April 28, 2003 (date of inception) to September 30, 2003 and the three
                      months ended September 30, 2004 and 2003 (unaudited).........................       3

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                      for the nine months ended September 30, 2004 (unaudited).....................       4

                  Condensed Consolidated Statements of Cash Flows
                      for the nine months ended September 30, 2004 and the period from
                      April 28, 2003 (date of inception) to September 30, 2003 (unaudited).........       5

                  Notes to Condensed Consolidated Financial Statements (unaudited).................       6

         Item 2. Management's Discussion and Analysis or Plan of Operation.........................      14

         Item 3. Controls and Procedures...........................................................      18

PART II - OTHER INFORMATION


         Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities....      19


         Item 6. Exhibits..........................................................................      20

SIGNATURES.........................................................................................      21

PART I - FINANCIAL INFORMATION.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (Unaudited) AND DECEMBER 31, 2003

                                                                                                     September             December
                            ASSETS                                                                    30, 2004             31, 2003
                           --------                                                                ------------        ------------

Current assets:
     Cash and cash equivalents                                                                     $  4,015,310        $    203,677
     Accounts receivable, net of allowance for doubtful
         accounts of $75,600 and $32,400                                                                147,195             435,881
     Loans receivable from related parties                                                                                  471,166
     Note receivable - employee                                                                          38,000
     Due from stockholders                                                                               15,400              15,200
     Prepaid expenses and other current assets                                                           67,785              22,325
                                                                                                   ------------        ------------
              Total current assets                                                                    4,283,690           1,148,249


Loans receivable from related parties                                                                 1,523,094                --
Computer equipment, net of accumulated depreciation of
     $42,155 and $13,103                                                                                122,044              63,677
Goodwill                                                                                              2,808,429           2,808,429
Other intangible assets, net of accumulated amortization
     of $300,000 and $120,000                                                                           620,000             600,000
                                                                                                   ------------        ------------

              Totals                                                                               $  9,357,257        $  4,620,355
                                                                                                   ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of note payable                                                               $    360,852        $    345,013
     Accounts payable                                                                                   496,094             343,681
     Accrued expenses                                                                                   762,314             182,346
     Deferred revenues                                                                                  133,186              38,372
                                                                                                   ------------        ------------
              Total current liabilities                                                               1,752,446             909,412

Dividends payable in common stock                                                                        30,000              33,423
Note payable, net of current
portion                                                                                                 314,853             590,309
                                                                                                   ------------        ------------
              Total liabilities                                                                       2,097,299           1,533,144
                                                                                                   ------------        ------------

Commitments

Stockholders' equity:
     Preferred stock; par value $.0001 per share; 5,000,000 shares authorized;
         2,000,000 shares of Series A convertible preferred
         stock issued and outstanding                                                                       200                 200
     Common stock; par value $.0001 per share; 50,000,000 shares authorized; 17,230,121 and 9,299,723 shares issued and
         outstanding                                                                                      1,723                 930
     Additional paid-in capital                                                                      12,248,458           4,682,571
     Subscriptions receivable                                                                          (576,000)           (525,000)
     Accumulated deficit                                                                             (4,423,972)         (1,075,945)
     Accumulated other comprehensive income                                                               9,549               4,455
                                                                                                   ------------        ------------
              Total stockholders' equity                                                              7,259,958           3,087,211
                                                                                                   ------------        ------------

              Totals                                                                               $  9,357,257        $  4,620,355
                                                                                                   ============        ============

See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE PERIOD FROM APRIL 28, 2003
                (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 AND THE
          THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                               Period From
                                                            Nine Months       April 28, 2003         Three Months     Three Months
                                                               Ended        (date of inception)         Ended            Ended
                                                          Sept. 30, 2004     to Sept. 30, 2003      Sept. 30, 2004    Sept. 30, 2003
                                                          ----------------  -------------------     --------------   ---------------
Revenues - sales and services                                 $  1,355,441       $    477,041       $    418,513       $    477,041

Cost of revenues                                                   502,737            123,757            155,190            123,757
                                                              ------------       ------------       ------------       ------------

Gross profit                                                       852,704            353,284            263,323            353,284
                                                              ------------       ------------       ------------       ------------

Operating expenses:
            Selling, general and administrative                  3,134,831            610,407          1,256,514            356,373
            Research and development                               762,287             90,886            428,299             90,886
            Depreciation of computer equipment                      28,833              5,870             12,026              5,870
            Amortization of intangible assets                      180,000             60,000             60,000             60,000
                                                              ------------       ------------       ------------       ------------


            Totals                                               4,105,951            767,163          1,756,839            513,129
                                                              ------------       ------------       ------------       ------------

Loss from operations                                            (3,253,247)          (413,879)        (1,493,516)          (159,845)
                                                              ------------       ------------       ------------       ------------

Interest income                                                    (30,130)                 0            (16,391)                 0
Interest expense                                                    34,910             15,089              9,929             15,089
                                                              ------------       ------------       ------------       ------------
            Net interest expense (income)                            4,780             15,089             (6,462)            15,089
                                                              ------------       ------------       ------------       ------------

Net loss                                                        (3,258,027)          (428,968)        (1,487,054)          (174,934)

Preferred stock dividend requirements                               90,000             30,000             30,000             30,000
                                                              ------------       ------------       ------------       ------------

Net loss applicable to common stock                           $ (3,348,027)      $   (458,968)      $ (1,517,054)      $   (204,934)
                                                              ============       ============       ============       ============

Loss per common share - basic and diluted                     $      (0.26)      $      (0.06)      $      (0.09)      $      (0.02)
                                                              ============       ============       ============       ============


Weighted average common shares outstanding                      13,163,669          6,623,470         17,225,409          8,547,660
                                                              ============       ============       ============       ============


See Notes to Condensed Consolidated Financial Statement

                      SECURED SERVICES, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)


                                 Series A                                                                     Accumulated
                                Convertible                           Additional                                 Other
                              Preferred Stock       Common Stock        Paid-in  Subscriptions  Accumulated  Comprehensive
                              Shares    Amount    Shares     Amount     Capital   Receivable      Deficit       Income      Total
                             ---------  ------   --------   -------   ---------- ------------- ------------   ---------  -----------

Balance, January 1, 2004     2,000,000   $200    9,299,723  $   930   $4,682,571   $(525,000)  $(1,075,945)    $4,455    $3,087,211

Shares sold through
   private placements, net
   of costs of $934,980                          7,831,090      783    7,413,097    (792,100)                             6,621,780

Payments and offsets                                                                 741,100                                741,100

Shares issued for payment
   of accrued dividends
   on preferred stock                               44,108        5       89,995                                             90,000

Dividends declared on
    preferred stock                                                                                (90,000)                 (90,000)

Shares issued in exchange
   for services                                     55,200        5       62,795                                             62,800

Net loss                                                                                        (3,258,027)              (3,258,027)

Foreign currency
translation adjustments                                                                                         5,094         5,094
                             ---------   ----   ----------   ------  -----------   ---------   -----------    -------   -----------
Balance, September 30, 2004  2,000,000   $200   17,230,121   $1,723  $12,248,458   $(576,000)  $(4,423,972)    $9,549    $7,259,958
                             =========   ====   ==========   ======  ===========   =========   ===========    =======   ===========






See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE PERIOD FROM
      PERIOD FROM APRIL 28, 2003 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                                            Nine Months           April 28, 2003
                                                                                               Ended            (date of inception)
                                                                                           Sept. 30, 2004         to Sept. 30, 2003
                                                                                           --------------       --------------------
Operating activities:
     Net loss                                                                               $(3,258,027)           $  (428,968)
     Adjustments to reconcile net loss to net cash used in
         Operating activities:
         Depreciation                                                                            28,833                  5,870
         Amortization of intangible assets                                                      180,000                 60,000
         Provision for bad debts                                                                 43,200                  9,000
         Deferred revenues                                                                       94,814                 (3,865)
         Common stock issued for services                                                        62,800                189,819
         Changes in operating assets and liabilities:
                  Accounts receivable                                                          (128,859)              (291,515)
                  Prepaid expenses and other current assets                                     (45,415)              (450,412)
                  Accounts payable                                                              162,177                223,184
                  Accrued expenses                                                              926,545                138,216
                                                                                            -----------            -----------
                       Net cash used in operating activities                                 (1,933,932)              (548,671)
                                                                                            -----------            -----------

Investing activities:
     Purchase of Intangible Asset                                                              (200,000)
     Loans to related parties, net                                                             (677,546)
     Loan to employee                                                                           (38,000)
     Purchases of computer equipment                                                            (87,158)
                                                                                            -----------
                       Net cash used in investing activities                                 (1,002,704)
                                                                                            -----------


Financing activities:
     Repayments of note payable                                                                (259,617)               (79,697)
     Proceeds from Issuance of Common Stock to Founders                                                                    300
     Proceeds from loan payable to stockholder                                                  250,050                      0
     Repayment of loan payable to stockholder                                                  (250,050)                     0
     Proceeds from private placements of common stock, net                                    6,621,780                854,284
     Proceeds from subscriptions receivable for common stock                                    391,100                      0
                                                                                            -----------            -----------
                       Net cash provided by financing activities                              6,753,263                774,887
                                                                                            -----------            -----------

     Effect of foreign currency translation on cash                                              (4,994)
                                                                                            -----------
     Net increase in cash and cash equivalents                                                3,811,633                226,216

Cash and cash equivalents, beginning of period                                                  203,677
                                                                                            -----------            -----------
Cash, and cash equivalents, end of period                                                   $ 4,015,310            $   226,216
                                                                                            ===========            ===========

Supplementary disclosure of cash flow information:
Interest paid                                                                               $    34,910            $    15,089
                                                                                            ===========            ===========


See Notes to Condensed Consolidated Financial Statements.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Secured Services, Inc. ("SSI") and its subsidiary (the "Company") as of September 30, 2004, and the Company's results of operations for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003 and the three months ended September 30, 2004 and 2003 and changes in stockholders' equity for the nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003. Information included in the condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited balance sheet of the Company as of December 31, 2003 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the period ended December 31, 2003 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 10-KSB.

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

         The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other subsequent period.

Note 2 - Business operations:

         The Company is an information security company which provides Secured User Management Software for the entire enterprise. The Company's customers manage complex application access for employees, suppliers, and their customers. Customers must manage operational risk and meet regulatory compliance requirements. Customers work within a complex IT infrastructure developed over decades and made up of mainframe, client/server and web-based applications.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Business operations (continued):

         The Company's revenues are derived primarily from its core product, Identiprise(TM). The Identiprise(TM) Suite was designed from its inception to provide comprehensive Secured User Management across the corporation. The Identiprise Suite enables users to have secure access to corporate applications with one unique organizational identifier while providing a detailed audit of all their activities. Functionality of the Suite includes:

          o Consolidated user account creation or deletion to assigned applications.

          o    Simplified and distributed administration.

          o    Detailed usage logs for risk management and compliance reporting.

          o Rapid installation and implementation without impact to applications.

          o    Significantly reduced user management costs.

       The Company's Advanced User Security Group provides project management, training and services to ensure a non-disruptive, on-time and on-budget installation of the Secured User Management solution. Services include:

          o    Understand their regulatory and security requirements.

          o    Set appropriate policies.

          o Develop plans and budgets to support the implementation of an enterprise wide Secured User Management solution.

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

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Earnings (loss) per common share (continued):

         Since the Company had net losses for the nine months ended September 30, 2004 and the period from April 28, 2003 (date of inception) to September 30, 2003 and the three months ended September 30, 2004 and 2003, the assumed effects of the exercise of options and warrants outstanding at September 30, 2004 and 2003 for the purchase of 3,925,618 and 407,042 shares of common stock, respectively, and the conversion of 2,000,000 shares of Series A convertible preferred stock into an equivalent number of shares of common stock would have been anti-dilutive.


Note 4 - Related party transactions and balances:

         During the three months ended September 30, 2004, the Company negotiated and established repayment terms for $1,523,094 due from related parties at September 30, 2004, consisting of $1,148,749 arising from cash advances made to companies in which a stockholder/executive of the Company holds indirect ownership interests, along with accounts receivable of $374,345 arising from sales to one of those companies.

         Under the new repayment terms, the aggregate balance receivable of $1,523,094 at September 30, 2004 with interest at 6% is scheduled to be repaid in eighteen months with a provision which provides for early repayment with the consent of both parties. In addition, the loan will be secured by certain of the related parties' assets and its ownership interest in 500,000 shares of the Company's common stock.

         Accordingly, the loans receivable from related parties of $1,148,749 and $374,345 included in accounts receivable, all of which had been included in current assets immediately prior to September 30, 2004, were reclassified in aggregate to noncurrent loans receivable from related parties on the accompanying balance sheet at September 30, 2004.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Related party transactions and balances (continued):
         During the nine and three months ended September 30, 2004, the company had sales of $219,015 and $71,611, respectively, to the related companies referred to above. Sales to the related companies during the period from April 28, 2003 (date of inception) to September, 30, 2003 were not significant.

         At September 30, 2004, there were no significant related party amounts included in accounts receivable after the reclassifications of the $374,345 referred to above.

         During the nine months ended September 30, 2004, a principal stockholder charged a consulting fee to the Company in the amount of $350,000 for services performed in connection with the private placement completed by the company on May 10, 2004 (see Note 5).

         A loan payable to a stockholder of $250,050 that arose from borrowings during the three months ended March 31, 2004 was repaid during the three months ended June 30, 2004 together with interest at 6%.

         During the nine months ended September 30, 2004 the Company loaned $38,000 to an employee. The loan is evidenced by a promissory note and is scheduled to be repaid on September 30, 2005. The loan bears interest at the rate of 6%.

Note 5 - Stockholders' equity:

                 Preferred stock:
                     As of September 30, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

                     During the period from April 28, 2003 (date of inception) to December 31, 2003, the Company issued 2,000,000 shares of Series A convertible preferred stock as part of the consideration for the purchase of a business (see Note 3 in the 10-KSB). Each share can be converted to one share of common stock and has voting rights similar to common stock.

                     In addition, each share of Series A convertible preferred stock earns a quarterly dividend of 6% which is payable in shares of the Company's stock based on the average trading price of the Company's common stock over a specified period.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Stockholders' equity- Preferred stock (continued):

                     As of December 31, 2003, the Company had accrued dividends on preferred shares of $30,000 payable in common stock. During the nine months ended September 30, 2004, the Company accrued $90,000 of additional dividends on its outstanding shares of preferred stock and paid $90,000 of dividends by the issuance of 44,108 shares of common stock. The accrued balance of dividends payable of $30,000 at September 30, 2004 will be paid through the issuance of approximately 20,000 shares in the fourth quarter of 2004.

                 Private placements of common stock and warrants:
                    During the nine months ended September 30, 2004 the Company sold common stock and warrants through two private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act").

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

                    In connection with the private placements, 648,000 shares of common stock and 51,868 warrants to purchase one share of common stock, exercisable at $1.50 per share through March 2006, were issued to consultants who assisted in the private placements.

                    As a result, the Company issued a total of 7,831,090 shares of common stock and warrants to purchase 1,997,513 shares of common stock in connection with the private placements from which the gross proceeds were $8,348,860. The gross proceeds were reduced to initial net proceeds of $6,621,780 by consulting fees and other costs of $934,980, of which $350,000 was charged by a principal stockholder of the Company and paid through an offset against an equivalent balance of a previously outstanding subscription receivable and by additional subscriptions receivable from purchasers of units of $792,100.

                    The Company had subscriptions receivable of $525,000 as of December 31, 2003. Subscriptions receivable were increased by $792,100 from sales of units and reduced by $741,100 ($391,100 through cash payments and $350,000 through the offset against offering costs) during the nine months ended September 30, 2004. As a result, the Company had subscriptions receivable of $576,000 at September 30, 2004, which are offset against stockholders' equity in the accompanying condensed consolidated balance sheet.

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Stockholders' equity (continued):

Shares issued for services:
                     During the nine months ended September 30, 2004, the
                    Company issued 55,200 shares of common stock to key employees for services and recognized compensation expense of $62,800 based on the fair value of the shares issued. During the periods from April 28, 2003 (date of inception) to September 30, 2003, the Company issued 254,004 shares of common stock to key employees for services and recognized compensation expenses of $189,819 based on the fair value of the shares issued. The issuances of these shares were noncash transactions and, accordingly, they are not reflected in the accompanying condensed consolidated statements of cash flows.

Note 6 - Stock options and warrants:
                 Information related to the Company's stock options is included in Note 8 in the 10-KSB. A summary of stock option activity during the nine months ended September 30, 2004 follows:

                                                                Weighted-Average
                                                 Shares          Exercise Price
                                                --------        ----------------

         Outstanding January 1, 2004             326,619                 $2.34

         Granted                                 433,000                 $1.88

         Forfeited                               (15,722)                $5.81
                                                --------

         Outstanding, September 30, 2004         743,897                 $2.01
                                                ========

         Exercisable, September 30, 2004          37,897                 $4.81
                                                ========                 =====


                During the period from April 28, 2003 (date of inception) to September 30, 2003, the stock options that were outstanding as of July 18, 2003 under an option plan of one of the acquired businesses (see Note 1) became options for the purchase of an equivalent number of shares of the Company without any change in their exercise prices or expiration dates. Options to purchase 54,393 shares of common stock were outstanding as of July 18, 2003. Options to purchase 684 shares expired during the period from July 18, 2003 to September 30, 2003. As of September 30, 2003, options to purchase 53,709 shares of common stock remained outstanding all of which were exercisable. The options had exercise prices ranging from $3.28 to $14.22 per share, a weighted average exercise price of $5.36 per share and expiration dates ranging from December 14, 2003 to May 14, 2011.

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

                 Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying condensed consolidated financial statements for stock options granted to employees. However, there was no material difference between the Company's historical net loss applicable to common stock and loss per common share and pro forma net loss applicable to common stock and loss per share for the nine months ended September 30, 2004 and the period from April 28, 2003 (date of inception) to September 30, 2003 and the three months ended September 30, 2004 and 2003 assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123.

                 To determine pro forma net loss applicable to common stock, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted during the nine and three months ended September 30, 2004:

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

                      SECURED SERVICES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stock options and warrants (continued):

A summary of warrant activity for the nine months ended September 30, 2004 follows:


                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                      Amount           Price
                                                    ---------          -------
         Outstanding, January 1, 2004              $1,188,476          $1.79

         Issued in conjunction with private
             placements (Note 5)                    1,997,513          $1.81

         Cancelled                                     (4,268)         $1.50
                                                    ---------

         Outstanding, September 30, 2004            3,181,721          $1.80
                                                    =========          =====

Note 7 - Income taxes:
               As of September 30, 2004, the Company had Federal and Canadian net operating loss carry forwards of approximately $3,130,000 and $350,000, respectively. The net operating loss carry forwards are available to reduce future Federal and Canadian taxable income through their expiration in 2023 and 2009, respectively. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $1,400,000 arising primarily from the benefits of net operating loss carry forwards by an equivalent valuation allowance as of September 30, 2004. The Company had also offset such benefits through a valuation allowance of approximately $172,000 in the period from April 28, 2003 (date of inception) to September 30, 2003. Accordingly, the Company did not recognize any credits for income taxes to offset its pre tax losses in the accompanying condensed consolidate statements of operations.

Note 8 - Purchase of intangible asset:
                On September 9, 2004, the company entered into a license agreement to become a value added reseller of a software product and paid a one-time fee of $200,000 to the software developer. Upon commencement of sale of the software product, the company will amortize the cost of the agreement over its estimated useful life of five years.

Note 9 - Letters of Intent:

         The Company has entered into Letters of Intent to acquire the assets of two companies which will compliment the Company's products and service offerings. If successful, the acquisitions will involve the issuance of stock and cash which is anticipated to occur in the next quarter.

         One of the Letters of Intent is for the purchase of a security software product and assets for a purchase price of approximately $8.0 million to be paid in cash and stock. The purchase price will be subject to an earnout calculation that is dependant upon the fulfillment of all of the seller's financial projections. Consummation of the acquisition will be subject to final approval of both companies' Board of Directors.

         The other Letter of Intent is for the purchase of assets of a provider of specialized resources for IT and network security projects for a purchase price of approximately 250,000 shares of common stock. 50% of the purchase price will be paid at closing and the remaining 50% will be paid sixty days after the anniversary date of the closing subject to an earnout provision requiring the attainment of revenue and earnings projections. The Company expects to complete this transaction in the fourth quarter of 2004.

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

OVERVIEW

         We are the first single-vendor information security company providing Secured User Management Software for the entire enterprise. Our customers manage complex application access for employees, suppliers, and their customers. They must manage operational risk and meet regulatory compliance requirements. They work within a complex IT infrastructure developed over decades and made up of mainframe, client/server and web-based applications.

         Our Identiprise(TM) Suite was designed from its inception to provide comprehensive Secured User Management across the corporation. The Identiprise Suite enables users to have secure access to corporate applications with one unique organizational identifier while providing a detailed audit of all their activities. Functionality of the Suite includes:

     o Consolidated user account creation or deletion to assigned applications.

     o Simplified and distributed administration that reduces the need for help desk support.

     o    Detailed usage logs for risk management and compliance reporting.

     o    Rapid installation and implementation without impact to applications.

     o    Significantly reduced user management costs.

       Though our Advanced User Security Group, we provide project management, training and services to ensure a non-disruptive, on-time and on-budget installation of Identiprise. The services we provide usually requires that we:

     o    Understand their regulatory and security requirements.

     o    Set appropriate policies.

     o Develop plans and budgets to support the implementation of an enterprise wide Secured User Management solution.

         Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

         As further explained in Notes 1 and 3 to the audited consolidated financial statements in the 10-KSB, SSI was a privately-held company that had been formed in September 2002 and was inactive until it was capitalized and commenced operations on April 28, 2003. Such operations were initially limited to activities related to negotiating the acquisitions of two operating businesses and obtaining the financing to acquire those businesses. SSI completed those acquisitions and certain related transactions on, effectively, July 18, 2003. The acquisitions of those businesses were accounted for as purchases by SSI. Under the purchase method of accounting, the results of operations of those businesses were combined with the results of operations of SSI commencing on July 1, 2003 which was deemed to be the effective date for the completion of the acquisitions for accounting purposes.

RESULTS OF OPERATIONS

         The following table sets forth for the period presented the statement of consolidated operations data as an approximate percentage of revenues:


                                                                          PERIOD FROM
                                                                        APRIL 28, 2003
                                                    NINE MONTHS            (DATE OF             THREE MONTHS           THREE MONTHS
                                                       ENDED              INCEPTION)                ENDED                  ENDED
                                                  SEPT. 30, 2004       TO SEPT. 30, 2003       SEPT. 30, 2004         SEPT. 30, 2003
                                                  --------------       -----------------       --------------         --------------
Revenues                                              100.0%                 100.0%                 100.0%               100.0%
Cost of revenues                                       37.1%                  25.9%                  37.1%                25.9%
                                                      -----                  -----                  -----                -----
Gross profit                                           62.9%                  74.1%                  62.9%                74.1%
                                                      -----                  -----                  -----                -----
Selling, general and administrative expense           231.3%                 128.0%                 300.2%                74.7%
Research and  development                              56.2%                  19.0%                 102.3%                19.1%
Depreciation and amortization                          15.4%                  13.8%                  17.3%                13.8%
                                                      -----                  -----                  -----                -----
Total operating costs and expenses                    302.9%                 160.8%                 419.8%               107.6%
                                                      -----                  -----                  -----                -----
Loss from operations                                 -240.0%                 -86.7%                -356.9%               -33.5%
Net Interest expense (Income)                           0.4%                   3.2%                  -1.6%                 3.2%
                                                      -----                  -----                  -----                -----
Net loss                                             -240.4%                 -89.9%                -355.3%               -36.7%


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its estimates and judgments, and actual results may differ from these estimates under different assumptions or conditions.

         Those estimates and assumptions that were most critical to the preparation of the financial statements involved revenue recognition, recognition of impairment and software development costs as further explained in our Annual Report on Form 10-KSB for the period from April 28, 2003 (date of inception) to December 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January, 2003, The Financial Accounting Standards Board issued FASB Interpretation No. 46R ("FIN No. 46R") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until the adoption of FIN 46R, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Fin No. 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the residual returns or both. FIN No. 46R's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The requirements of FIN 46R apply to all financial statements issued after December 15, 2004 regardless of when the variable interest entity was established. The adoption of FIN No. 46R is not expected to have a material effect on the Company's consolidated financial position and results of operations.

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


RESULTS OF OPERATIONS

         REVENUES. The revenues for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003 totaled $1,355,000 and $477,000, respectively. IDENTIPRISE revenues totaled $770,000 and revenues from other services totaled $585,000 for the nine months ended September 30, 2004. For the period from April 28, 2003 (date of inception) to September 30, 2003 IDENTIPRISE revenues totaled $307,000 and revenues from other services totaled $170,000. Revenues for the three months ended September 30, 2004 and 2003 totaled $419,000 and $477,000, respectively. IDENTIPRISE revenues totaled $269,000 and revenues from other services totaled $150,000 for the three months ended September 30, 2004. All revenues earned for the period from April 28, 2003 (date of inception) to September 30, 2003 were earned during the three months ended September 30, 2003 and accordingly all revenues earned for the three months ended September 30, 2003 equal the revenues earned during the period from April 28, 2003 (date of inception) to September 30, 2003. The increase in revenues was due primarily to the increase operating period in 2004. We believe that with our continued increased investment in sales and marketing efforts and recent release of our new version 6 of IDENTIPRISE, we are well positioned for a growth in revenue in the future.

         COST OF REVENUES. Cost of revenues totaled $503,000 or 37% of our revenues for the nine months ended September 30, 2004 compared to $124,000 or 25.9% of our revenues for the period from April 28, 2003 (date of inception) to September 30, 2003. Cost of revenues totaled $155,000 or 37% of our revenues for the three months ended September 30, 2004. All cost of revenues for the period from April 28, 2003 (date of inception) to September 30, 2003 were incurred during the three months ended September 30, 2003 and accordingly all cost of revenues for the three months ended September 30, 2003 equal the cost of revenues for the period from April 28, 2003 (date of inception) to September 30, 2003. The increase in the cost of revenues are due to primarily recruitment of staff to deliver the products and services and increase in operating period. Cost of Revenues mainly consists of payroll and related expenses associated with our consulting services and software maintenance in connection with previously installed IDENTIPRISE licenses.

         GROSS PROFIT. Our gross profit totaled $853,000 or 63% of our revenues for the nine months, ended September 30, 2004 compared to $353,000 or 74% of our revenues for the period from April 28, 2003 (date of inception) to September 30, 2003. Gross profit totaled $263,000 or 63% of our revenues for the three months ended September 30, 2004. Since all revenues and cost of revenues for the period from April 28, 2003 (date of inception) to September 30, 2003 occurred during the three months ended September 30, 2003. Gross profit for the three months ended September 30, 2003 equaled the gross profit for the period from April 28, 2003 (date of inception) to September 30, 2003. The decrease in gross profit margin is due mainly to the rapid increase in staffing cost from the recruitment of additional staff without a comparable increase in sales during the period.

         RESEARCH AND DEVELOPMENT. The cost associated with our research and development efforts totaled $762,000 for the nine months ended September 30, 2004 compared to $91,000 for the period from April 28, 2003 (date of inception) to September 30, 2003. These costs represent 56% and 19% of our revenues for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003, respectively. The cost associated with our research and development efforts totaled $428,000 and 91,000 for the three months ended September 30, 2004 and 2003, respectively. These costs represent approximately

102% and 19% of our revenues for the respective periods. The increase in costs has enabled us to improve our IDENTIPRISE product to match future requirements of our customers and has resulted in the release of new versions of the product.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses totaled $3,135,000 and $610,000 for the nine months ended September 30, 2004 and the period from April 28, 2003 (date of inception) to September 30, 2003, respectively. Selling, general and administrative expenses for the three months ended September 30, 2004 and 2003 totaled $1,256,000 and $356,000, respectively. The increase in costs include a rapid build-up of compensation costs for sales and marketing personnel together with the initial marketing costs for developing sales literature to maximize our new sales and marketing initiatives and total 300% of our sales revenue. We believe that these costs as a percentage of revenue will decrease in future periods if sales increase as anticipated and as the cost for developing initial marketing materials subsides.

         DEPRECIATION AND AMORTIZATION. The costs for depreciation and amortization amounted totaled $209,000 and $66,000 for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003, respectively. Depreciation and amortization costs for the three months ended September 30, 2004 and 2003 totaled $72,000 and $66,000, respectively. These costs represented primarily amortization of intangible assets acquired in connection with the acquisition of our business operations in July 2003.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003 totaled $35,000 and $15,000, respectively. Interest expense for the three months ended September 30, 2004 and 2003 totaled $10,000 and $15,000, respectively. Interest expense related primarily to the obligation owing to VASCO Data Security International, Inc. Interest expense was offset by interest income of approximately $26,000 and $14,000 received during the nine and three months ended September 30, 2004, respectively. The increase in interest received is due to increased cash from the private placement in May 2004.

         NET LOSS. Our net loss for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003 amounted approximately $3,254,000 and $429,000, respectively. Our net loss for the three months ended September 30, 2004 and 2003 amounted to approximately $1,487,000 and $175,000 respectively. These loses represent the cost to maintain current revenue streams while investing in the rapid growth of selling, marketing and research and development costs in order to reach our expansion goals. Net loss applicable to common stock for the nine months ended September 30, 2004 and for the period from April 28, 2003 (date of inception) to September 30, 2003 amounted to approximately $3,348,000 and $459,000, respectively, and includes payment of preferred stock dividend requirements of $90,000 and $30,000, respectively. Net loss applicable to common stock for the three months ended September 30, 2004 and 2003 amounted to approximately $1,517,000 and $205,000, respectively, and includes payment of preferred stock dividend requirements of $30,000 in each period.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had current assets totaling $4,284,000. Total current assets include cash and cash equivalents of approximately $4,015,000, accounts receivable of approximately $147,000, and other receivables of approximately $53,000. Cash equivalents are limited to investment grade marketable securities with maturities of less than 12 months.

         Net cash used in operating activities totaled $1,934,000 for the nine months ended September 30, 2004. The increase in Net cash used in operating activities is due primarily to our net loss resulting from an increase in investment in our sales and marketing efforts. Net cash used in investing activities approximated $1,003,000 for the nine months ended September 30, 2004, of which approximately $678,000 was advanced to a related entity for working capital and professional fees, $200,000 was used in licensing a compatible security software product, approximately $87,000 was used to acquire computer equipment, and $38,000 was loaned to an employee.

         Net cash provided by financing activities for the nine months ended September 30, 2004 approximated $6,753,000 which included proceeds from sales of 7,831,090 shares of common stock and warrants to purchase 1,997,513 shares of common stock through private placements reduced by related fees and repayments of notes payable. Private placements of common stock and warrants generated net proceeds of $6,622,000 consisting of gross proceeds of approximately $8,349,000 reduced by subscriptions receivable of $792,000 and fees of $935,000 incurred in connection with the private placements. Collections of subscriptions receivable amounted to $391,100. Repayments of principal amounts due under the note payable to VASCO Data Security International, Inc. approximated $260,000. The cash provided by financing activities will be used to fund working capital requirements and to expand our sales and marketing initiatives for IDENTIPRISE.

         We are currently in negotiations to acquire the assets of two IT security companies involving the issuance of both stock and cash. The value of the transactions may total approximately $8.5 million and include earnout provisions dependant upon the attainment of revenue and profit targets. Completion of these acquisitions will be contingent on final approval of both companies' board of directors, and will occur in the fourth quarter of 2004 or the first quarter of 2005.

         We believe that our current cash balances, the anticipated cash generated from operations, including the realization of deferred revenue which is recorded as a current liability, deposits that will be received in future quarters on orders and the impact of obtaining additional equity financing, will be sufficient to meet our anticipated cash needs over the next twelve months.

         There is substantial risk, however, that we may not be able to either obtain additional financing or the revenue growth and cash receipts will not be sufficient to generate the funds needed to repay the debt to VASCO Data Security International, Inc. within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and also unable to either renegotiate the terms of the agreement with VASCO Data Security International, Inc., we may need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Secured Services management, with the participation of its chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of Secured Services' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, its chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, Secured Services' disclosure controls and procedures are effective, providing them with material information relating to Secured Services as required to be disclosed in the reports Secured Services files or submits under the Exchange Act on a timely basis.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in Secured Services internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Secured Services' internal control over financial reporting.




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

         In March, 2004, we sold an aggregate of 467,823 units at $2.25 per unit, in our January 2004 private placement, raising net proceeds of approximately $913,000. Each unit consists of 3 shares of our common stock and one 3-year common stock purchase warrant with an exercise price of $1.50. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Regulation D, Regulation S and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. During this month, we also issued 31,000 shares of our common stock to Corporate Capital Management as compensation for services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In April, 2004 we issued (i) 13,274 of our common stock, to VASCO Data Security International in payment of dividends due on the outstanding shares of our series A Convertible Preferred stock for the quarter ended March 31, 2004;
(ii) 50,000 shares of our common stock to Corporate Capital Management for services rendered; and (iii) 24,000 shares of common stock to Capital Market Relations for services rendered. The issuance of the shares to Capital Market Relations was made pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In addition, the issuances to VASCO and Corporate Capital Management were also exempt pursuant to Section 4(6) of the Act. Additionally, on April 9, 2004 we raised an additional $296,000 in our January 2004 private placement through the sale of 131,667 units at $2.25 per unit. Each unit consists of 3 shares of our common stock and one 3-year common stock purchase warrant with an exercise price of $1.50 the sale of these shares was exempt from registration as it was a non-public offering made pursuant to Regulation D and Sections 4(2) and 4(6) of the Act.

         On May 10, 2004 we raised approximately $7 million from funds managed by 033 Asset Management, L.L.C. and 8 other institutional accredited investors through the sale of 5,384,623 shares of common stock and 5-year warrants to purchase 1,346,156 shares of common stock at $1.96 per share. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. The securities were sold pursuant to exemptions from registration under the Act pursuant to Section 4(2) and Regulation D, hereunder. At the same time, we issued 100,000 shares of our common stock to Frank Fanzilli for services rendered. The issuance to Frank Fanzilli was made pursuant to an exemption from registration pursuant to Sections 4(2) and 4(6) of the Act.

         In June 2004 we issued an aggregate of 311,000 shares of common stock as compensation for consulting services rendered to us as follows: (i) 134,485 shares to Corporate Capital Management, LLC; (ii) 86,500 shares to Corporate Capital Partners, LLC; (iii) 59,000 shares to Corporate Capital Consultants, LLC; and (iv) 31,015 shares to Daniel Ryweck. The issuance of these shares was made pursuant to an exemption from registration pursuant to Sections 4(2) and 4(6) of the Act.

         In July, 2004 the company issued an aggregate of 8,000 shares of common stock to corporate market relations as compensation for consulting services rendered. In July the company issued 16,077 shares of common stock to Vasco Data Security International in payment of dividends due on the outstanding shares of our series A convertible preference shares for the quarter ended September 30, 2004. The sale of these shares was exempt from registration as it was a non public offering made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

         During the nine months ended September 30, 2004 the company issued in aggregate of 51,868 warrants in exchange for services rendered of which 4,268 were canceled prior to September 30, 2004. The three year common stock warrants with an exercise price of $1.50 expire in January 2006. The sale of these shares was exempt from registration as it was a non public offering made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

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

                                           SECURED SERVICES, INC
                                           (Registrant)

Date     NOVEMBER 15, 2004                 /s/ KING T. MOORE
       ---------------------               -----------------
                                           King T. Moore
                                           President and Chief Executive Officer

Date     NOVEMBER 15, 2004                 /s/ JOHN G. DAY
       ---------------------               ---------------
                                           John G. Day
                                           Chief Financial Officer
                                           (Principal Financial Officer)