Form 10KSB
period 2004-12-31
SECURED SERVICES INC
filed 2005-04-15
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2004

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
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)
                      1155 North Service Road West, Unit 8
                        Oakville, Ontario, Canada L6M 3E3
                    (Address of principal executive offices)
                                 (905) 339-2323
                           (Issuer's telephone number)



         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.0001 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         For the year ended December 31, 2004, the revenues of the issuer were $2,193,999.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on the OTC Bulletin Board, on March 28, 2005 of $1.65 was approximately $19,484,000.

         As of March 28, 2005 the registrant had a total of 17,396,587 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          ANNUAL REPORT ON FORM 10-KSB

                              SECURED SERVICES INC

                          YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I                                                                      Page
Item 1.        Description of Business......................................   2
Item 2.        Description of Property......................................  10
Item 3.        Legal Proceedings............................................  10
Item 4.        Submission of Matters to a Vote of Security Holders..........  10

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities ....  12
Item 6.        Management's Discussion and Analysis or Plan of Operation....  12
Item 7.        Financial Statements ........................................  17
Item 8         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  17
Item 8A        Controls and Procedures......................................  17
Item 8B        Other Information............................................  17

PART III

Item 9.        Directors and Executive Officers, Promoters, and Control
               Person; compliance with section 16(a) of the Exchange Act ...  19
Item 10.       Executive Compensation.......................................  21
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and related Stockholder Matters...................  23
Item 12.       Certain Relationships and Related Transactions...............  24
Item 13.       Exhibits ....................................................  26
Item 14.       Principal Accountant Fees and Services.......................  26


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Secured Services, Inc. ("Secured Services") is the first single-vendor provider of Secured User Management solutions, which is the name we have given to our approach to enable large organizations to administer, control, and audit all user logins and access privileges for their entire complement of enterprise applications.

         Every organization is challenged with managing users' digital identities, in order to effectively control access to and use of its IT applications and information. Disjointed identity management approaches create a significant set of operational, security, and regulatory compliance problems. The Company's Secured User Management strategy is to provide a comprehensive security solution that concurrently addresses this trio of problems.

         The Identiprise(TM) software platform provides organizations of all sizes the combined benefits of (i) complete, end-to-end functionality for management and auditing of digital identities and (ii) an architecture design that overcomes traditional barriers to identity management deployments. This yields a solution that deploys rapidly, non-disruptively, and comprehensively within complex IT environments, for all users and across all application types.

         In addition, complementary professional services assist clients in understanding their regulatory and security requirements, designing appropriate policies, and developing plans and budgets to support the implementation of an enterprise-wide security solution. During Identiprise implementations, Secured Services provides project management, training and services to ensure successful roll-out of the Secured User Management solution.

         Secured Services' target customers include large to medium size organizations in the financial services, health care, and government markets, primarily in North America. Secured Services employs a multi-channel approach to reach these vertical markets.

FORMATION IN 2003

         On July 18, 2003, Secured Services, Inc. ("SSI") completed a merger (the "Merger") with Southern Software Group, Inc. ("SSGI"), a publicly-held company with no operating business activities as of that date. SSI was a privately-held company that had been formed on April 28, 2003 to acquire two operating businesses. SSI had no operating business activities until it completed those acquisitions on, effectively, July 18, 2003 as described below and in Note 3 to the financial statements. The Merger was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") that was also executed on July 18, 2003 by and between SSGI, SSGI Acquisition Corp. ("Newco"), a newly-formed, wholly-owned subsidiary of SSGI, and SSI. Pursuant to the Merger Agreement, Newco merged with and into SSI; SSI became the surviving corporation; SSI changed its name to SSI Operating Corp.; SSGI became authorized to issue shares of Series A Convertible Preferred Stock; and SSGI changed its name to Secured Services, Inc.

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

         As conditions for the completion of the Merger, SSI was required to have consummated the acquisition of the operating assets related to, and the business operations of, the VACMAN Enterprise product line ("Vacman") of Vasco Data Security International, Inc. ("Vasco"), the acquisition of certain assets related to, and the business operations of, Dolfin.com, Inc. ("Dolfin") and a private offering of its common stock from which it would have received at least $1,000,000. Those acquisitions and the private placement were also completed on or about July 18, 2003 (see Notes 3 and 7 to the financial statements). Vacman designed, developed, marketed and supported security products and services that manage user access and single sign-on to web, client/server and legacy applications in one integrated system for corporate and government customers. Dolfin marketed and supported security products and services that manage data security across integrated systems of corporate customers. Both of these entities were instrumental parts in developing and re-branding our products and services.

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

2004 HIGHLIGHTS

CORPORATE

o On November 1, 2004 we purchased the assets of Cybrix Corporation, a Minnesota Company. Cybrix is a security services Company based in Minneapolis and the acquisition broadens both our skill set and geographic coverage. The purchase price, of approximately $188,000, was paid by the issuance of 125,000 shares of common stock and is to be subject to an earnout calculation that is dependant upon the fulfillment of all of the Cybrix's financial projections.

o In September 2004 we acquired a twenty-five year license to market and sub-license the VisualGold(R) Securetrack software product from Visual Gold.com, Inc. for a one time fee of $200,000.

o In May 2004, we completed a $7.4 million equity financing to institutional investors. As a result the Company issued a total of 7,831,090 shares of common stock and warrants to purchase 1,993,246 shares of common stock. The proceeds from this financing are being used to implement our sales and marketing plan.

PRODUCT

o In February 2004 we completed the re-branding of Identiprise. The new branding reflects refreshed and expanded product and vision to provide enhanced and comprehensive identity-focused security for all applications within the enterprise.

o In March 2004 we announced the establishment of our on-demand service offering based on Identiprise. Managed Service Providers can now provide the benefits of Identiprise Secured User Management, as a managed service offering to their customers.

o In December 2004, strong focus on product development and delivery resulted in the release of Version 6.0 of Identiprise.


CUSTOMER DRIVERS

         All organizations seek to enhance business performance, protect intellectual assets, and achieve and maintain compliance to legal and regulatory mandates. Information Technology (IT) plays a key role in fulfilling these objectives. Corporations have recognized the critical role that Secured User Management plays in this regard.

         Today's business practices demand that organizations make computer applications and the information they produce accessible to an increasing number of users - whether employees, outside business partners, or clients. This accessibility, however, must be achieved without compromising the confidentiality of client information or the security of the applications and overall network. The most common way for granting access in a controlled and secure fashion is through the use of the username/password mechanism. But, as most people have experienced, there has been and continues to be an explosion in the number of usernames and passwords that users and administrators alike have had to contend with.

         Within an organization, where it is estimated that the average worker has twelve username/password identities, this is clearly becoming unwieldy and burdensome for the user, costly to administer and support, prone to security breaches, and practically impossible to audit.

         To use the industry vernacular, "identity and access management" (IAM) is the challenge. IAM is concerned with how to grant, modify, and revoke the access rights given to an individual, as well as how to control and audit the use of such access rights.

         Disjointed (or non-existent) identity management practices within organizations create a set of problems of an operational, security, and compliance nature. Operational problems include productivity costs of users having to personally manage the myriad of usernames and passwords, help desk support costs involved in helping users reset passwords every time they forget one, and the inefficiency involved in creating a new account every time a user requests access rights to a new application. Security problems include the risks of identity theft that can come about when users write down or share usernames and passwords, or when accounts whose rightful owner has long left are left active in the system, to be exploited by internal or external hackers. Finally, regulatory compliance dictates that companies be able to report on who accessed what information and when, as well as prove that effective process controls have been implemented to prevent unauthorized access to accounts and information.

THE SECURED SERVICES SOLUTION. Identiprise

         Secured Services has taken a comprehensive and holistic approach, which we call Secured User Management, to addressing the set of problems described in the previous section. The Identiprise software platform is the product that embodies this philosophy, to deliver a comprehensive solution for the administration, control, and auditing of digital identities within the complex IT environments of enterprises and government entities alike.

         Identiprise is unique in the marketplace in that it offers the combined advantages of:

     o   COMPLETE DIGITAL IDENTITY LIFE CYCLE MANAGEMENT.
         Identiprise incorporates comprehensive identity administration, access control, and audit management functionality, BUILT ON A SINGLE, INTEGRATED PLATFORM. This makes for unique cohesiveness and seamlessness in managing the entire life cycle of an identity (i.e. grant, use, modify, revoke, and audit).

     o   TRUE, ENTERPRISE-WIDE REACH.
         Identiprise establishes a single identity management system that spans all users and application types, whether Web-based, client/server, or legacy mainframe. The realization of TRUE SINGLE SIGN-ON, seamlessly integrated with user account provisioning processes, is unique to the industry.

     o   EASE OF DEPLOYMENT.
         Identiprise overcomes traditional barriers to IAM deployments by adhering to three architecture design principles of Span, Speed and Scale. This yields a solution that is highly flexible, deploys rapidly and non-disruptively, and is radically less risky and complex to implement, relative to competing approaches.

COMPETITION

         The identity management market is highly fragmented, with no one vendor dominating the space. Market consolidation continues. At this time, Secured Services regards the marketplace as consisting of two general classes of competitors: (i) "Suite" providers and (ii) "Point Product" providers.

         The Suite providers seek to provide breadth of functionality through a set of distinct software products that can be purchased a-la-carte and integrated by customers to form a complete identity life cycle management system. IBM, Computer Associates, and Sun Microsystems are examples of such providers.

         Point Product providers offer product(s) that are specifically targeted at one function within identity life cycle management, such as account provisioning, or single sign-on, or password management. Point Product providers typically engage in OEM or alliance approaches with complementary Point Product providers in order to offer customers the complete identity life cycle management solution. Point Product providers include such companies as RSA Security, Thor Technologies, Oblix, Imprivata, and Protocom Technology Corporation.

         Secured Services regards both classes of providers as competitors, depending on the customer situation, although the Suite providers are generally our primary competitors. Thanks to Identiprise's functional breadth, level of inherent platform integration, and ease of deployment, Secured Services believes that we compete favorably against our competitors. However, some of our competitors have longer operating histories, greater name recognition, stronger relationships with channel partners, and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets with their competing products and services.

PROFESSIONAL SERVICES

         To complement our Secured User Management product focus, Secured Serivces provides a range of identity and security-focused professional services. These include:

     o Assisting clients in understanding their regulatory and security requirements.

     o   Designing security and identity management policies.

     o Developing plans and budgets to support the implementation of enterprise-wide security solutions.

     o Providing project management, training and implementation services for Identiprise roll-outs.

         Secured Services' professional services capabilities were greatly expanded with the acquisition of Cybrix Corporation. Cybrix provides our professional services group a pool of senior security consultants whose expertise can be leveraged to address a broad range of security challenges faced by existing and prospective customers. Our consultative approach is integral in meeting the evolving needs of our customers, as they move toward an Identiprise solution.

MARKETING AND SALES STRATEGY

         Our marketing activities were organized and significantly expanded in 2004 in order to develop the corporate brand and to establish penetration into key markets and accounts. The marketing team engaged the Horn Group in New York to develop and execute a public relations strategy in June 2004. Our corporate messaging was solidified and an active campaign initiated to promote our brand and our solutions. The program to date has involved engaging industry analysts and media sources as part of a twelve-month strategy that commenced in September. This activity is expected to lead to positive press which may be utilized by prospective customers to validate the Secured Services offerings. A corporate web site was revised in June of this year to reflect the new corporate branding and to better articulate the direction of the Company.

         The sales strategy has been to target specific market verticals in financial services, health care, government and utilities where we have a proven track record of success. Expansion of the sales team was started in June 2004, with the goal of providing coverage for the mid to eastern part of the United States and Canada. The initial expansion was completed by October 2004. To support lead and account management, a team of pre-sales engineers has been established to support sales initiatives.

         The sales cycle for Identiprise continues to be long but this is shortening as the market becomes more aware of their need for a Secured User Management solution. Many opportunities are developing from customers that have become disillusioned with failed previous attempts at solving their identity management challenges. Our marketing and sales team is focusing on this market discontent by providing a working alternative. For this skeptical customer base, a sophisticated product demonstration has been established to show customers our ability to address their needs. In addition, a strategy of offering onsite proof-of-concept implementations has been established to provide customers with tangible evidence of Identiprise's ease of deployment within their environment.

PARTNERS

         In 2004, we started to lay the foundations for a significant partner program. Initial steps consisted of strengthening existing relationships with Integic Corporation and Perimeter Internetworking. These partnerships provided an opportunity for increased revenue in 2004. Development of an on-demand offering for Identiprise also opened up the opportunities for Managed Service Providers to deliver the benefits of Identiprise as a managed service. Further development and formalization of the partner program will be seen in 2005.

INTELLECTUAL PROPERTY

         Our success depends significantly upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets, copyrights and licensing agreements we enter into confidentiality agreements with our customers to establish and protect proprietary rights to our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products.

PRODUCT RESEARCH AND DEVELOPMENT

         Our development objectives for Identiprise have been focused on extending the functionality of the product and furthering its ease-of-use and ease of deployment. We believe that our development efforts are to accurately reflect the demands of our customers. To that end, (i) we established a product steering committee in September 2004 to provide direction and prioritize the investments we make on our products; and (ii) we moved our product development team to new facilities in Baltimore, Maryland.

         Considerable strides were made in enhancing core functionality of Identiprise and in the development of an out of the box solution. The release of Identiprise Version 6.0 in 2004 reflects the successful efforts of the development team.

CUSTOMER SUPPORT

         We believe that high quality customer support and professional services are requirements for continued growth and increased sales of our products. As a result, we made a significant investment in our support and services organization in the past and plan to continue to do so in the future. Customer support personnel provide technical support by telephone, email and fax, and maintain our Web site to complement these services. Product upgrades and enhancements are provided at no extra charge to our maintenance customers as part of their maintenance subscriptions

EMPLOYEES

         At December 31, 2004, we had sixty-two full time employees, with eight engaged in research and development, twenty-two engaged in service delivery, twenty-one in sales and marketing and eleven in administration, finance and business development. None of our employees are represented by a labor union and we consider the relationships with our employees to be positive. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE ARE DEPENDENT ON OUR ABILITY TO MARKET OUR SERVICES.

         Our success is dependent mainly on our ability to market, and the market's acceptance of, the product Identiprise together with related implementation services. Our success and the success of our business partners in marketing our products and services and in developing a significant market acceptance of the product and services is not certain. If our products and services does not achieve sufficient market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

         WE HAVE INCURRED, AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES.

         We have incurred significant losses since the commencement of operations in 2003, and will continue to incur losses and negative cash flow for the indefinite future, including the fiscal years ended December 31, 2003 and 2004 and into the fiscal year ending December 31, 2005.

         We have a history of losses and the likelihood of our success depends on many factors, including some that are out of our control. We had cumulative net losses since inception of approximately $7.0 million. The likelihood of the our success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, some of which may be beyond our control. These include, but are not limited to, the ability to operate its anticipated business; delays in acceptance of our Identiprise system by our business partners; the ability of our business partners to attract a sufficient number of customers, unanticipated problems relating to further software enhancement and development; the competitive and regulatory environment in which we operate; marketing problems; and additional costs and expenses that may exceed current estimates. We anticipate continued losses and negative cash flow, and we cannot predict whether or when we will become profitable.

         WE REQUIRE ADDITIONAL FUNDING.

         We require additional funding to carry out our business plan. Additional funding may not be available on terms acceptable to us, if at all. Our cash requirements may vary materially from those now planned due to a number of factors, including the extent to which we develop the Identiprise software under its own brand, the response of competitors to the Identiprise software and our ability to satisfy applicable licensing requirements. We may need to raise additional capital to fund our future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, raising additional funds in the future may trigger the anti-dilution provisions in the Investor Warrants issued in our recent financing, resulting in further dilution to existing shareholders. Insufficient funds may prevent us from implementing our business strategy, may require us to limit our operations significantly or may prevent us from continuing as a going concern.

         DUE TO OUR LIMITED OPERATING HISTORY WE MAY NEVER GENERATE SIGNIFICANT REVENUE.

         Our sales and integration cycles with potential business partners for our Identiprise software is long and unpredictable. Potential business partners typically undertake a lengthy evaluation process. As a result, we may not recognize revenue from sales efforts for an extended period of time, if at all. Assuming an agreement is reached, the Identiprise software must then be integrated with the business partner's technical environment. The length of time to complete the integration process may be adversely impacted by a number of factors, including the business partner's system infrastructure, its strategic priorities and technical resources. Unanticipated problems during the integration process could result in extensive delays in launching Identiprise or termination of an agreement, which could materially and adversely affect our business, financial condition and results of operations.

         WE MAY BE AFFECTED ADVERSELY BY CHANGES IN EXCHANGE RATES.

         Our international operations subject us to currency exchange risks. A significant portion of our operations are in Canada and denominated in Canadian dollars. As a result our operating results may be adversely affected by changes in exchange rates. Given the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on the Company's future operating results.

         WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES.

         We face substantial competition in the security industry and may not be able keep up with future technological changes. Our Identiprise software and the business intended to be operated by us competes with other forms of security systems, There can be no assurance that future technological advances will not result in improved products or services that could adversely affect our business or that we will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner. Our success depends significantly upon our ability to protect our Intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly and time-consuming litigation.

         IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY WE MAY BE UNABLE TO COMPETE.

         We regard the Identiprise software and related technology as proprietary and rely primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. Currently, we have no United States patents for its proprietary methods and its related computer processing system. No assurance can be given that any of our pending domestic or foreign patent pending applications will result in patents, that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent we own, or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that we will be able to effectively protect our technology from misappropriation by competitors. Additionally, third party infringement claims may result in our being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect our business, financial condition and results of operations As the number of software products in the industry increase and the functionality of these products further overlap, software developers and publishers may increasingly become subject to infringement claims. Although we have not received any claim that we are infringing on any patent or trade secrets and we are not aware of any claim that we are infringing on any such rights of others, there can be no assurance that we will not face such claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on our business, financial condition and results of operations.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

         We are dependent upon the continued efforts and abilities of our Executive officers and other key personnel, the loss or unavailability of certain key people for any significant period could have a material adverse effect on our business, financial condition and results of operations. These key employees have entered into employment agreements with us which terminate on December 31, 2004 and no assurance can be given that those agreements will be extended or renewed by us or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. We do maintain and do intend to obtain key person life insurance on the life of key employees. Our operations will also depend to a great extent on our ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that we will be successful in attracting and retaining such personnel or that we can avoid increased costs in order to do so. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our business, financial condition and results of operations.

         EFFECTIVE CONTROL IS HELD BY FOUR DIRECTORS.

         Our directors, King T. Moore, Michael P. Dubreuil, Shawn Kreloff and T. Kendall Hunt, beneficially own, respectively, 1,866,667, 1,300,000, 900,000 and 1,300,000 shares of our common stock, not including shares underlying immediately exercisable options and warrants. In addition, Vasco Data Security International, Inc. owns 2,000,000 shares of our preferred stock, which have one vote per share, votes together with our common stock as a single class and is convertible into an equivalent number of shares of common stock and 84,128 shares of common stock. Mr. Hunt is the Chairman and Chief Executive Officer of Vasco and, therefore, may be deemed the beneficial owner of Vasco's shares. Accordingly, these four directors together beneficially own 7,450,795 voting shares or approximately 42.8% of our voting shares based on the number of shares outstanding as of March 28, 2005. As a result, our directors may control the election of our directors and the outcome of issues submitted to a vote of stockholders.

         OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK AND WARRANTS IN THE SECONDARY MARKET.

         The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share of an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on the OTC bulletin board. Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our common stock and warrants in the secondary market.

         THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE

         The market price of securities of many emerging and high technology companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as volatility in the trading markets generally, our operating results, public announcements regarding us or our competitors concerning technological innovations and new products or systems may have a significant impact on the market price of our securities.

         Statements or changes in opinions, ratings or earning estimate made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies.

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

         ANY ACQUISITION WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         Our strategy is to grow via generic growth of our current products and services and also acquire complimentary companies and technologies. We have limited experiences in making significant acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results including problems integrating the acquired operations, technologies and products, potential loss of key employees and difficulties in maintaining relationships with suppliers and customers

ITEM 2.  DESCRIPTION OF PROPERTY

      We currently lease following properties:

     o 5,329 square feet of office space at 1155 North Service Road West, Oakville, Ontario Canada pursuant to a 3-year lease ending on April 30, 2008;

     o 1,604 square feet of space for our development facilities located in Baltimore Maryland pursuant to a lease ending on July 31, 2009;

     o 4,399 square feet of office space at 110 William Street, New York, New York pursuant to a lease ending on April 30, 2010;

     o With the acquisition of the assets of Cybrix, we lease 1,295 square feet of space in Minnesota on a month to month basis;

     o A property on 76th Street in New York City pursuant to a lease ending on July 31, 2006;

     o A number of off-site facilities in Virginia for the storage of equipment; and

     o Through March 2005, approximately 2,500 square feet of office space at 1175 North Service Road West, Oakville, Ontario, Canada under a five year lease which had been extended.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On Monday, November 8, 2004 at 10:00 a.m., eastern time we held our 2004 Annual Meeting of Stockholders for the purpose of electing directors, amending our 2003 Incentive Stock Option Plan and ratifying our independent registered public accounting firm for the fiscal year ending December 31, 2004.

         At the meeting, for which proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the nominees, all of the nominees were re-elected as directors for one year terms. Each director received at least 13,353,691 votes, which 96.4% of the shares voted. The amendment to our 2003 Incentive Stock Option Plan to increase the number of shares available for issuance under the plan was approved with 12,954,499 votes in favor, which is 93.5% of the shares voted. In addition, the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004 was ratified with 13,836,657 votes in favor, which is 99.9% of the shares voted.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         The following table sets forth, for the periods indicated and as reported by NASDAQ OTCBB, the high and low bid prices for our Common Shares. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. Our common stock are traded on the OTCBB Market under the symbol "SSVC.OB".

                                                               Bid Price
                                                     ---------------------------
                     QUARTERS                         HIGH                LOW
                                                     ---------------------------
           YEAR ENDED DECEMBER 31, 2003
January 1, 2003 to March 31, 2003 (*)                 $1.15              $0.12
April 1, 2003 to June 30, 2003                        $2.50              $0.66
July 1, 2003 to September 30, 2003                    $3.15              $1.50
October 1 2003 to December 31, 2003                   $2.71              $1.50
           YEAR ENDED DECEMBER 31, 2004
January 1, 2004 to March 31, 2004                     $2.40              $1.50
April 1, 2004 to June 30, 2004                        $2.80              $1.50
July 1, 2004 to September 31, 2004                    $2.00              $0.75
October 1 2004 to December 31, 2004                   $1.88              $1.15
             YEAR ENDED DECEMBER 31, 2005
January 1, 2005 to February 27, 2005                  $1.95              $1.30

(*) A 1 for 35 reverse-split was effected on March 14, 2003.

         As of March 28, 2005, the closing bid price per share for our common stock, as reported on the NASDAQ OTCBB was $1.65.

CURRENT HOLDERS OF COMMON STOCK

         Based upon information supplied to us by our transfer agent, there were approximately 50 stockholders of record of our common shares on March 28, 2005. We believe there are in excess of 1,600 beneficial owners of our common stock whose shares are held in "Street Name."

DIVIDENDS

         We have never paid cash dividends with respect to our preferred or common stock. We intend to retain future earnings, if any, to help finance operations and expansion and accordingly do not plan to pay cash dividends to holders of our preferred or common stock for the foreseeable future. Any decision regarding the future payment of cash dividends on preferred or common stock will depend on the results of operations and financial position and such other factors as the Board of Directors, in its discretion, deems relevant.

FORMATION IN 2003

         On October 1, 2004, we issued 23,715 shares of our restricted common stock to VASCO Data International Inc. in payment for quarterly dividend due and payable on Series A Preferred Stock for the quarter ended September 30, 2004. In 2004 we paid VASCO Date International Inc. a total of 67,823 shares in payment of the dividend due under the terms of the note.

         On November 1, 2004, as consideration for our purchase of certain of the assets of Cybrix Corporation, a Minnesota corporation, we issued 125,000 restricted shares of common stock. For consulting services rendered in connection with that transaction we issued compensatory warrants to David Dent, an independent consultant, for 10,000 shares of common stock exercisable $1.96 per share

         All of the above securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Sections 4(2) and 4(6) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

         Secured Services is the first single-vendor provider of Secured User Management solutions, which is the name we have given to our approach to enable large organizations to administer, control, and audit all user logins and access privileges to their entire complement of enterprise applications.

         Every organization is challenged with managing users' digital identities, in order to effectively control access to and use of its IT applications and information. Disjointed identity management approaches create a significant set of operational, security and regulatory compliance problems. The Company's Secured User Management strategy is to provide a comprehensive security solution that concurrently addresses this trio of problems.

         The Identiprise software platform provides organizations of all sizes the combined benefits of (i) complete, end-to-end functionality for management and auditing of digital identities and (ii) an architecture design that overcomes traditional barriers to identity management deployments. This yields a solution that deploys rapidly, non-disruptively, and comprehensively within complex IT environments, for all users and across all application types.

         In addition, complementary professional services assist clients in understanding their regulatory and security requirements, designing appropriate policies, and developing plans and budgets to support the implementation of an enterprise-wide security solution. During Identiprise implementations, Secured Services provides project management, training and services to ensure successful roll-out of the Secured User Management solution.

         Secured Services' target customers include large to medium size organizations in the financial services, health care and government markets, primarily in North America. Secured Services employs a multi-channel approach to reach these sector markets.

FORMATION IN 2003

         As explained above and in Note 3 to the consolidated financial statements, Secured Services was formed on April 28, 2003, but did not commence its Secured User Management solutions operations until it obtained financing and completed the acquisitions of the VACMAN Enterprise product line ("Vacman") of Vasco Data Security International, Inc. ("Vasco") and the acquisition of certain assets related to, and the business operations of Dolfin.com, Inc. ("Dolfin") on July 18, 2003. Since those acquisitions had to be accounted for using the purchase method, our statement of operations for the year ended December 31, 2003 only includes the revenues and expenses of our principal operations from July 18, 2003 and, accordingly, it is important to note that our comparisons of operating results below are for a period of a full year in 2004 and with a period of less than six months for 2003.

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

         We did not capitalize any software development costs during the year-end December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003.

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

STOCK-BASED COMPENSATION

         We measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which generally only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted over the amount the employee must pay to acquire the stock. We provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied at the date of grant and the fair value of the options had been amortized over the vesting period as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

REVENUE RECOGNITION

         We apply the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition," as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) there must be persuasive evidence of the existence of an arrangement, (2) delivery must be completed, (3) fees must be fixed or determinable, and (4) amounts due must be probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to software products (including specified upgrades/enhancements) is recognized upon delivery of the products.

         The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by generally accepted accounting principles.

IMPACT OF RECENTLY ISSUED ACCOUNTING POLICY

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the notes to the financial statements disclosed what net income or loss would have been had the preferable fair-value based method been used. SFAS 123R requires that the compensation cost relating to all share-based payment transactions, including grants of stock options to employees, be measured and recognized in the financial statements using the fair value of the compensation awards. Public entities filing as small business issuers will be required to apply the provisions of SFAS 123R as of the first interim or annual reporting period that begins after December 15, 2005. As the Company currently applies the guidance in APB 25, it will be required to adopt the provisions of SFAS 123R in the first quarter of the year ending December 31, 2006. The adoption will result in recognition of additional compensation expense in the Company's consolidated statements of operations.

         In January 2003, the FASB issued Interpretation No. 46R "Consolidation of Variable Interest Entities," ("FIN 46R"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until the adoption of FIN 46R, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the residual returns or both. FIN 46R's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The requirements of FIN 46R apply to all financial statements issued after December 15, 2004 regardless of when the variable interest entity was established. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods presented the statement of consolidated operations data as a percentage of revenues:

                                                                 PERIOD FROM
                                                               APRIL 28, 2003
                                          YEAR ENDED         (DATE OF INCEPTION)
                                         DEC 31, 2004         TO DEC. 31, 2003
                                         ------------        -------------------

         Revenues                           100.0%                  100.0%
         Cost of revenues                    47.2%                   32.7%
                                             -----                   -----
         Gross profit                        52.8%                   67.3%
                                             -----                   -----
         Selling, general and
           administrative expense           219.8%                  132.7%
         Research and development            53.8%                   18.0%
         Depreciation and amortization       14.4%                   13.0%
         Charge for impairment of
           related party loans               27.3%                    0.0%
                                             -----                    ----
         Total operating costs
           and expenses                     315.3%                  163.7%
                                            ------                  ------
         Loss from operations              -262.5%                  -96.4%
         Net interest (income) expense       -0.2%                    2.8%
                                              ----                    ----
         Net loss                          -262.3%                  -99.2%
                                           =======                  ======


YEAR ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

         REVENUES. The revenues for year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 totaled $2,194,000 and $1,024,000, respectively, reflecting a year over year increase of $1,170,000. Identiprise revenues totaled $1,103,500 and revenues from other services totaled $1,090,500 for the year ended December 31, 2004. For the period from April 28, 2003 (date of inception) to December 31, 2003, Identiprise revenues totaled $621,000 and revenues from other services totaled $403,000. The increase in revenues was due primarily to the increased operating period in 2004. We believe that with our continued increased investment in sales and marketing efforts and recent release of our new version 6.0 of Identiprise, we are well positioned for a growth in revenue in the future.

         COST OF REVENUES. Cost of revenues increased by $702,000 to $1,036,000 or 47% of our revenues for the year ended December 31, 2004 compared to $334,000 or 33% of our revenues for the period from April 28, 2003 (date of inception) to December 31, 2003. The increase in the cost of revenues is due to primarily to the recruitment of staff to deliver the products and services and the increase in operating period. Cost of revenues mainly consists of payroll and related expenses associated with our consulting services and software maintenance in connection with previously installed Identiprise licenses.

         GROSS PROFIT. Our gross profit increased by $468,000 to $1,157,000 for the year ended December 31, 2004 compared to $689,000 for the period from April 28, 2003 (date of inception) to December 31, 2003. For the year ended December 31, 2004 our gross profit margin decreased to 53% from 67% for the period from April 28, (date of inception) to December 31, 2003. The decrease in gross profit margin is due mainly to the rapid increase in staffing cost from the recruitment of additional staff without a comparable increase in sales during the period with the anticipation of not having to increase staff until which time our revenue base increases, we anticipate our gross profit performance in the near term to increase.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $4,063,000 to $5,422,000 for the year ended December 31, 2004 compared to $1,359,000 for the period from April 28, 2003 (date of inception) to December 31, 2003. The increase in costs include a rapid build-up of compensation costs for sales and marketing personnel together with the initial marketing costs for developing sales literature to maximize our new sales and marketing initiatives and total 300% of our sales revenue. The increase is also attributed to a $600,000 impairment charge of a related party receivable (Explained Below).

         RESEARCH AND DEVELOPMENT. The cost associated with our research and development efforts increased by $997,000 to $1,181,000 for the year ended December 31, 2004 compared to $184,000 for the period from April 28, 2003 (date of inception) to December 31, 2003. These costs represent 54% and 18% of our revenues for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003, respectively. The increase in costs has enabled us to improve our Identiprise product to match future requirements of our customers and has resulted in the release of the new version
6.0 of the product.

         DEPRECIATION AND AMORTIZATION. The costs for depreciation and amortization increased by $182,000 to $315,000 for the year ended December 31, 2004 from $133,000 for the period from April 28, 2003 (date of inception) to December 31, 2003, respectively. These costs represented primarily amortization of intangible assets acquired in connection with the acquisition of our business operations in July 2003.

         IMPAIRMENT. The impairment cost of $600,000 relates to the charge taken against a loan receivable of $1,543,000 from Dolfin.com Inc. and its subsidiary Galaxy Inc. This loan is secured by certain assets of Dolfin.com Inc. which currently have a market value of approximately $943,000. Consequently, the loan was written down to the approximate market value of the security. Mr. Michael Dubreuil holds the position of chairman and chief executive officer of Dolfin.com Inc. and is co-Chairman of Secured Services Inc.

         INTEREST EXPENSE. Interest expense increased by $12,000 to $43,000 for the year ended December 31, 2004 from $31,000 for the period from April 28, 2003 (date of inception) to December 31, 2003. Interest expense related primarily to the 6% note payable in installments to VASCO Data Security International, Inc. incurred in connection with the acquisition of Vacman (now re-branded as Identiprise(TM)). In 2004, interest expense was partially offset by interest income of approximately $47,000 for the year ended December 31, 2004, from increased interest revenues from the short-term investment of our cash.

         INCOME TAX EXPENSE. As of December 31, 2004, our accumulated net operating loss carryforward was in excess of $5.3 million. We anticipate that all of this loss carryforward amount will remain available for offset against any future tax liability that we may incur.

         NET LOSS. Net loss for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 amounted approximately $5,757,000 and $1,016,000, respectively. These losses are due to the cost to maintain current revenue streams while investing in the rapid growth of selling, marketing and research and development costs in order to reach our expansion goals. Net loss applicable to common stock for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 amounted to approximately $5,877,000 and $1,076,000, respectively, and includes preferred stock dividend requirements of $120,000 and $60,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had current assets totaling $2,538,168 and working capital of $622,707. Total current assets include cash and cash equivalents of $1,607,777, a certificate of deposit of $218,051, accounts receivable of $518,183 and other receivables of approximately $194,157. Cash equivalents are limited to investment grade marketable securities with maturities of less than three months when acquired. The certificate of deposit matures in November 2005 and accrues interest at 4.75% per annum.

         Net cash used in operating activities totaled $3,606,978 for the year ended December 31, 2004 compared to $674,730 for the period from April 28, 2003 (date of inception) to December 31, 2003. The increase in net cash used in operating activities is due primarily to our net loss resulting from an increase in investment in our sales and marketing efforts. Net cash used in investing activities approximated $1,468,611 for the year ended December 31, 2004, of which approximately $1,082,000 was advanced to a related entity for working capital (of which $600,000 was written down to market value) and professional fees, $200,000 was used in licensing a compatible security software product, approximately $130,000 was used to acquire computer equipment, and $38,000 was loaned to an employee.

         Net cash provided by financing activities for the year ended December 31, 2004 approximated $6,664,000 which included proceeds from sales of 7,831,090 shares of common stock and warrants to purchase 1,997,513 shares of common stock through private placements reduced by related fees and repayments of notes payable. Private placements of common stock and warrants generated net proceeds of approximately $6,622,000 consisting of gross proceeds of approximately $8,349,000 reduced by subscriptions receivable of $792,000 and fees of $935,000 incurred in connection with the private placements. Collections of subscriptions receivable amounted to $391,100. Repayments of principal amounts due under the note payable to VASCO Data Security International, Inc. in exchange for Vacman approximated $350,000. The cash provided by financing activities will be used to fund working capital requirements and to expand our sales and marketing initiatives for Identiprise.

As of March 31, 2005, we had entered into non-binding Letters of Intent to acquire the businesses and certain assets of two companies which our management believes will compliment the Company's current products and service offerings. If successful, the acquisitions will involve the issuance of stock and cash.

One of the Letters of Intent is for the purchase of a security software product company for an initial purchase price of approximately $17,000,000 which is to be paid in cash and stock. The purchase price will be subject to additional payments based on an earnout calculation that is contingent upon the fulfillment of all of the seller's financial projections.

The second Letter of Intent is for the purchase of a software security product company relating to wireless technology for a purchase price of approximately $6,250,000 which is to be paid in cash and stock.

Consummation of both acquisitions will be subject to, among other things, the determination of the final terms of the agreements, the final approval of the Boards of Directors of both companies and the completion of our financing.

As of March 31, 2005, the current structure of the aggregate purchase price for the two acquisitions will require us to pay $8,500,000 in cash with the remainder to be paid by the issuance of shares of common stock. To finance the cash portion of the two acquisitions, the Company has obtained a non-binding commitment from a number of institutional investors to purchase shares of the Company's convertible preferred stock which we project will raise approximately $10,000,000 in cash, $7,000,000 of which will be used to fund the two acquisitions with the balance to be used for working capital purposes. In addition, we have an on-going private placement of units (described below) to raise an additional $2,400,000 in cash. If the Company is unsuccessful in obtaining all of the funds from these two proposed financing transactions and no other cash is raised, the Company believes that it will be able to renegotiate the structure of the acquisitions to take into account the actual cash raised.

On March 7, 2005, we commenced a private placement whereby we were offering 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through March 31, 2005, the Company sold approximately 69,000 units from which it will receive proceeds, net of estimated offering costs, of approximately $414,000. We cannot assure that we will be able to sell any additional units.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES
      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(c) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

      CHANGES IN INTERNAL CONTROLS

         In connection with the audit of our 2004 financial statements, management, together with J. H. Cohn LLP, our independent registered public accounting firm, identified the existence of several deficiencies related to the preparation of our financial statements and notes thereto. These deficiencies collectively amount to a material weakness in our internal control over financial reporting.

         In response to the matters identified, we have taken steps to strengthen our internal control over financial reporting to remediate the significant deficiencies. Specifically, we have taken, or intend to take, the following steps, among others:

o We will expand our accounting and reporting resources by adding a full-time person.

o We intend to expand our financial disclosure and reporting knowledge through continuing education and engaging expert resources.

         Other than as set forth above there were no changes in Secured Services internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Secured Services' internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors, and their respective ages as of March 10, 2005, are as follows:

           NAME                           AGE        POSITION                            DIRECTOR SINCE
           ----                           ---        --------                            --------------
           Michael P. Dubreuil            46         Co-Chairman of the Board and        September 2003
                                                     Secretary
           King T. Moore                  61         President, Chief Executive          September 2003
                                                     Officer and Director
           T. Kendall Hunt(1)(2)(3)       61         Director                            September 2003
           Shawn Kreloff                  43         Co-Chairman of the Board            September 2004
                                                     Vice President and Chief            Not a Director
           John Day                       57         Financial Officer

------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Governance Committee


         MICHAEL P. DUBREUIL, a co-founder of Secured Services, Inc., has been our Chairman since September, 2003 and co-Chairman since September, 2004. He started SSI Operating Corp. (f/k/a Secured Services, Inc.) in November 2002. Prior to that, in May 1988 Mr. Dubreuil founded Dolfin.com, Inc. and holds the positions of CEO and Chairman. Mr. Dubreuil brings 20 years of strong general business team building, sales, start-up, and acquisition experience to our Company. Mr. Dubreuil holds a B.S. in Mathematics from the University of Waterloo where he focused on computer science, business and economics.

         KING T. MOORE, a co-founder of Secured Services, Inc., has been our President and Chief Executive Officer since July, 2003. From November 2001 to September 2002 he was a private investor. From June 1998 to November 2001 he was Chief Executive Officer of Mastech Quantum, Inc. Previously, he led Quantum Information Resources ("Quantum") from a money losing operation with a few employees to a $75 million (Canadian) Company with over 800 employees in Canada and the United States. In 1998, Quantum was purchased by Mastech Systems Corp. and subsequently became known as "Mastech Quantum, Inc." Mr. Moore has been actively involved in the IT industry for over 35 years. He brings a strong Marketing, Sales and Operations background to our Company.

         T. KENDALL "KEN" HUNT, a co-founder of Secured Services, Inc., is founder, Chairman and CEO of VASCO Data Security International, Inc. (Nasdaq,
Symbol: vdsi). He served as Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a director of VASCO since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of its predecessor, VASCO Corp. He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors. Mr. Hunt is President of the Belgian Business Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U. S. He holds an MBA from Pepperdine University, Malibu, California, 1979 and a BBA from the University of Miami, Florida, 1965.

         SHAWN KRELOFF has been our co-Chairman since September, 2004 and previously been a consultant to us. He provides business development and entrepreneurial skills to our board. Since 1999, Mr. Kreloff served on the board of directors of Hudson Williams until it was acquired by Keynote Systems earlier in 2004. Prior to that he was a founding investor in Insight First, which was acquired by 24/7 Real Media in 2003. From September 2002 to 2003, Mr. Kreloff was Executive Vice President ("EVP") of Sales, Marketing and Business Development of Predictive Systems Corp., a network infrastructure and security consulting Company. In 1999, he was a founding investor and EVP of Business Development at Opus360 Corporation until it was acquired in 2001. In 1996 he founded Gray Peak Technologies, Inc., a network consulting firm that provided high end consulting to telecomm, financial and other Fortune 1000 companies, and served as its Chairman and CEO until it was sold to USWeb (NASDAQ: USWB) in 1998 for over $100 million. From 1986 to 1994 he served as Vice President of Global Network Services at Credit Suisse First Boston, Mr. Kreloff was responsible for global network operations and engineering to 50,000 users. Mr. Kreloff also sits on the boards of two private IT hi-tech companies. Mr. Kreloff holds a BS degree in Operations Research from Syracuse University, 1984.

         JOHN DAY has been our Vice President and Acting Chief Financial Officer since May 2003. In October 2003 he was elected Chief Financial Officer. Prior to that he held the position of Executive Vice President and Chief Financial Officer at Hudson Williams Inc from October 1998 to May 2003. His career has covered all aspects of Financial and Information Management on an International scope. His background includes holding senior positions in both large public corporations and small companies. Mr. Day holds a degree in Special Physics from University of London and is a Fellow Member of the Institute of Chartered Accountants, and member of Financial Executives International, Inc.

         All directors hold offices until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

BOARD COMMITTEES

         Secured Service's Board of Directors has established compensation, audit and nominating and governance committees. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the officers of Secured, reviews general policy matters relating to compensation and benefits of employees of Secured, and administers the issuance of stock options to Secured's officers, employees, directors and consultants. All compensation arrangements between Secured and its directors, officers and affiliates are reviewed by the Compensation Committee comprised of an independent director. The Audit Committee meets with management and Secured's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Nominating and Governance Committee identifies director candidates who possess an ability, as demonstrated by recognized success in his or her field, to make meaningful contributions to the Board's oversight of our business and affairs and an impeccable reputation of integrity and competence in his or her personal or professional activities.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board has determined that T. Kendall Hunt qualifies as our "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and "independent" as that term is used in Item7 (d) (3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Secured Service's officers and directors, and persons who own more than ten percent (10%) of a registered class of Secured Service's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish Secured Services with copies of all Section 16(a) forms they file.

            To the best of Secured Services knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, Secured Services believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2004. With respect to any former directors, officers, and ten percent (10%) shareholders of Secured Services, Secured Services does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

CODE OF ETHICS

         The integrity of Secured Services' employees and consultants is key to our business and professional reputation. Our Customers trust us with their proprietary systems and date. To warrant this trust we are required to maintain the highest standards of professionalism. Employees are expected to conduct themselves honestly and with good business judgment. An employee Code of Conduct has been established based on those of the leading industry associations. Secured Services has adopted a code of ethics that applies to its principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our web site at www.secured-services.com.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides information regarding the compensation awarded or paid to, or earned by, our CEO and each of our most highly compensated executive officers whose compensation exceeded $100,000 for the period from April 28, 2003, the date of inception, through December 31, 2003 and the year ended December 31, 2004. We refer to these individuals elsewhere in this report as "Named Executive Officers."

                                                                                       LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION                         AWARDS
                                              ----------------------------          RESTRICTED     SECURITIES
                                                                                    STOCK          UNDERLYING
OFFICER NAME               POSITION           YEAR               SALARY($)          AWARD          OPTIONS
------------               --------           ----               ---------          ----------     ----------
Michael P. Dubreuil        Co-chairman of     2004               164,000                           100,000
                           the Board          2003
King T. Moore              President &        2004               164,000                           100,000
                           CEO (1)            2003                76,600
John Day (1)               VP Finance &       2004               149,984
                           CFO                2003               106,600              60,000        20,000


(1) Assumed position, in July 2003, upon consummation of the Agreement and Plan of Merger (the "Merger Agreement") among the Company, SSGI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and SecureD Services, Inc., a Delaware corporation ("SSI").

EQUITY COMPENSATION PLAN INFORMATION

         To attract and retain the personnel necessary for our success, we adopted a stock option plan and reserved 2,000,000 shares of stock for future grants under that plan. Under this plan, administered by our board of directors we may grant options covering up to 2,000,000 shares of common stock to our employees, directors and consultants. In addition, the plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of the common stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common stock on the date of the grant. As of December 31, 2004, we issued options covering 1,097,397 shares of common stock under the stock option plan. These options have a weighted exercise price of $1.81.

         The following table sets forth, as of December 31, 2004, information concerning our stock option plan, as well as information relating to other equity compensation plans that we have adopted.

-------------------------------------------------------------------------------------------------------------
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                        (A)                        (B)                 PLANS (EXCLUDING
                                                                                    SECURITIES REFLECTED IN
                                                                                          COLUMN (A))
                                                                                              (C)
-------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Shareholders             1,097,397                    $1.81                        902,603
-------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Not Approved by                         70,000                    $1.70
Shareholders
-------------------------------------------------------------------------------------------------------------
Total                                1,167,397                                                 902,603
-------------------------------------------------------------------------------------------------------------

The equity compensation plans not approved by shareholders referred to in the table above include:

     o An issuance of ten thousand (10,000) 3-year common stock purchase warrants with an exercise price of $1.96 per share, which expires on November 1, 2007 and are immediately exercisable, were issued to an outside consultant for services rendered in connection with our acquisition of the assets of Cybrix Corporation. This issuance was made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act").

     o A grant of twenty thousand (20,000) non-qualified common stock purchase options exercisable at $1.50 per share, which expires on November 29, 2014 and are exercisable upon vesting on December 31, 2004. This grant was made to a non-employee director for his services to the Board.

     o A grant of forty thousand (40,000) non-qualified common stock purchase options exercisable at $1.85 per share, which expires on June 22, 2014. This grant was made to a non-employee director for his services to the Board.

         On November 29, 2004, the Board authorized the issuance of 50,000 restricted shares, at a price of $1.40 per share of our common stock to Steven Sonnenberg, an employee. The shares were issued to Mr. Sonnenberg as of the close of business on November 16, 2004 pursuant to Sections 4(2) and 4(6) of the Act. Of the 50,000 shares issued, 16,666 shares will vest on the 1st anniversary of the issuance date and the remaining 33,334 shares will vest on the 2nd anniversary of the issuance date. The vesting of the shares is contingent upon Mr. Sonnenberg's continued employment with us. Mr. Sonnenberg is deemed the owner of these shares as of the date of grant and, as such will be entitled to vote them on all matters presented to stockholders for a vote and will be entitled to dividends, if any, payable on our common stock. If Mr. Sonnenberg terminates his employment with us voluntarily or we terminate him, any unvested shares will be forfeited and will revert to back to us.

COMPENSATION OF DIRECTORS

         Directors are compensated at the rate of 40,000 options per annum pro rated for partial periods of services. The following grants were made in 2004:

     o A grant of 40,000 non-qualified common stock purchase options exercisable at 1.85 per share which expires on June 22, 2014 are exercisable upon vesting on June 30, 2004. This grant was made to a non-employee director for his services to the board.

     o A grant of twenty thousand (20,000) non-qualified common stock purchase options exercisable at $1.50 per share, which expires on November 30, 2014 and are exercisable upon vesting on December 31, 2004. This grant was made to a non-employee director for his services to the Board.

LIMITATION OF DIRECTORS' LIABILITY AND INDEMNIFICATION

         The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. Secured Service's Certificate of Incorporation limits the liability of its directors to Secured Services or its stockholders to the fullest extent permitted by Delaware law.

         Secured Service's Certificate of Incorporation provides mandatory indemnification rights to any officer or director of Secured Services who, by reason of the fact that he or she is an officer or director of Secured Services, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act of 1933 (the "Act") may be provided to officers and directors or persons controlling Secured Services, Secured Services has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Stock as of March 25, 2005 by:
(i) each director; (ii) each Named Executive Officer (as defined under "Executive Compensation - Compensation of Executive Officers" above); (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock:

NAME OF BENEFICIAL OWNER (1)             SHARES OF COMMON STOCK    PERCENTAGE OF
                                          BENEFICIALLY OWNED (2)     OWNERSHIP
                                         -----------------------   -------------
King T. Moore                                 2,061,111 (3)             11.7%
Michael P. Dubreuil                           1,352,777 (4)(5)           7.8%
John Day                                        297,225 (6)              1.7%
T. Kendall Hunt                               1,350,000 (7)              7.7%
Shawn Kreloff                                 1,230,000 (8)              6.9%

All Directors and Officers as a group
of 5 persons                                  6,291,113                 35.8%

5% Stockholder
033 Asset Management, LLC                     4,807,700(9)              26.2%
---------------
*less than 1%

(1) Unless otherwise indicated the address of each beneficial owner identified is: c/o Secured Services, Inc. 1155 North Service Road West, Unit 8, Oakville, Ontario, Canada L6M 3E3.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 25, 2005 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 25, 2005, 17,388,360 shares of Common Stock were outstanding.

(3) Includes (i) qualified options to purchase 52,777 shares of common stock at an exercise price of $1.65 which expires on November 29, 2009. On November 29, 2004, Mr. Moore was awarded qualified options to purchase 100,000 shares of common stock with an exercise price of $1.65 (110% of the fair market value on November 30, 2004) which expires on November 29, 2009. Of the options, 36,111 vested on the date of grant with the remaining 63,889 vesting on a pro-rata monthly basis through October 2006 provided that at the time of vesting Mr. Moore is an employee of Secured Services.; and (ii) Two immediately exercisable 3-year common stock purchase warrants to purchase 66,667 and 75,000 shares, respectively, at an exercise price of $1.50 per share. The warrants expire on 1/7/2006, 3/31/2007 and 4/9/2007, respectively.

(4) Includes (i) qualified options to purchase 52,777 shares of common stock at an exercise price of $1.50 which expires on November 29, 2014. On November 29, 2004, Mr. Dubreuil was awarded qualified options to purchase 100,000 shares of common stock with an exercise price of $1.50 (the fair market value on November 30, 2004) which expires on November 29, 2014. Of the options, 36,111 vested on the date of grant with the remaining 63,889 vesting on a pro-rata monthly basis through October 2006 provided that at the time of vesting Mr. Dubreuil is an employee of Secured Services.

(5) 1,300,000 shares are held by the Dubreuil Family Trust for the benefit of Mr. Dubreuil's minor children. The filing of this report shall not be construed as an admission that Mr. Dubreuil is the beneficial owner of any of the shares owned by the Dubreuil Family Trust for the purposes of
     Section 13 (d) or 13(g) of the Securities Exchange Act of 1934, as amended.

(6) Includes (i) qualified options to purchase 10,558 shares of common stock at an exercise price of $1.75 which expires on October 3, 2013. On October 3, 2003, Mr. Day was awarded qualified options to purchase 20,000 shares of common stock with an exercise price of $1.75 (the fair market value on the grant date) which vest, provided that at the time of vesting Mr. Day is an employee of Secured Services, over a 3 year period as follows: (a) 6,666 shares on 10/03/04, (b) 556 shares on the 3rd day of each month beginning on 11/03/04 through and including 12/03/05 and (c) 555 shares on the 3rd day of each month beginning on 1/03/05 through and including 10/03/06; (ii) Three immediately exercisable 3-year common stock purchase warrants to purchase 26,667, 10,000 and 10,000 shares, respectively, at an exercise price of $1.50 per share. The warrants expire on 1/19/2007, 3/31/2007 and 4/9/2007, respectively.

(7) Includes non-qualified options to purchase 40,000 shares of common stock exercisable at $1.85 per share which expires on June 22, 2014; and (ii) non-qualified options to purchase 10,000 shares of common stock exercisable at $1.60 per share which expire on January 1, 2015 and represent the vested portion of the 40,000 compensatory options awarded by Secured Services for services as a director for the fiscal year ending December 31, 2005 which vest quarterly on a pro-rata basis provided that at the time of vesting Mr. Hunt is a director.

(8) Includes non-qualified options to purchase 20,000 shares of common stock exercisable at $1.50 per share which expires on November 29, 2014; (ii) non-qualified options to purchase 10,000 shares of common stock exercisable at $1.60 per share which expire on January 1, 2015 and represent the vested portion of the 40,000 compensatory options awarded by Secured Services for services as a director for the fiscal year ending December 31, 2005 which vest quarterly on a pro-rata basis provided that at the time of vesting Mr. Kreloff is a director; and immediately exercisable 3-year common stock purchase warrants to purchase 300,000 shares, at an exercise price of $1.50 per share. The warrants expire on 12/28/2006.

(9) Consist of 3,846,160 shares of common stock and warrants to purchase 961,540 shares of common stock exercisable at $1.96 per share which expires on May 19, 2009.

     In addition, Vasco Data Security International, Inc. owns 2,000,000 shares of our Preferred Stock, which has one vote per share, votes together with our Common Stock as a single share and is convertible into an equivalent number of shares of common stock and 84,128 shares of common stock. Mr. Hunt is the Chairman and Chief Executive Officer of Vasco and may be deemed the beneficial owner of its shares. Including the shares owned by Vasco, Mr. Hunt would be the beneficial owner of 17.7% of our common stock and all officers and directors would be the beneficial owners of 45.8% of our common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Michael P. Dubreuil holds the position of chairman and chief executive officer of Dolfin.com Inc, Secured Services, Inc has loaned Dolfin.com, Inc and its subsidiaries a total of $1,543,000 as at December 31, 2004. This loan is secured by 500,000 shares of Secured Services, Inc. common stock. In December 2004 we wrote the loan down $600,000 to the value of the shares held as security.

         Mr. T. Kendall Hunt holds the position of Chief Executive Officer of Vasco Data Security International, Inc,. Vasco Data Security International, Inc holds 2,000,000 preferred shares of Secured Services, Inc. which they obtained when they sold the Identiprise product.

ITEM 13.  EXHIBITS

(a) Exhibits

The following exhibits are filed herewith

    EXHIBIT
       NO.                             DESCRIPTION
    -------                            -----------

       2.1         Agreement and Plan of Merger (1)

       3.1         Certificate of Amendment(1)

       3.2         Certificate of Merger(1)

       3.2         By-Laws(2)

       4.1         Form of Common Stock(5)

       4.2         Form of Series A Convertible Preferred Stock(5)

       4.3 Form of Common Stock Purchase Warrant from November 2003 private placement of units to accredited investors (included in Exhibit 10.5)(5)

       4.4 Form of Common Stock Purchase warrant, dated May 10, 2004, between Secured and institutional and accredited investors(6)

      10.1 Form of Securities Purchase Agreement from November 2003 private placement of Units to accredited investors(5)

      10.2         2003 Incentive Stock Option Plan(5)

      10.2a        Amendment to the 2003 Incentive Stock Option Plan*

      10.3         Form of Incentive Stock Option Agreement(included in Exhibit
                   10.2)(5)

      10.4         Form of Non-Qualified Stock Option Agreement(included in
                   Exhibit 10.2)(5)

      10.5 Form of Warrant Agreement from November 2003 private placement of Units to accredited investors(5)

      10.6 Lock-up/Leak-out Agreement from November 2003 private placement of Units to accredited investors(5)

      10.7 Form of Subscription Agreement, dated as of May 7, 2004, between Secured and institutional and accredited investors(6)

      10.8 Form of Registration Rights Agreement, dated as of May 7, 2004, between Secured and institutional and accredited investors(6)

      10.9 Form of the Letter of Intent for the purchase of Chameleon Communications Technology, Inc. dated January 24, 2005.*

      10.10 Form of the Letter of Intent for the purchase of Allegent Technology Group, Inc. dated January 24, 2005.*

      14.1         Code of Ethics(5)

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

----------------------------
*Included herewith

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

     (4)  Filed on September 4, 2003 by Schedule 14F Information Statement.

     (5) Filed as an exhibit to the Annual Report on Form 10KSB for the period ended December 31, 2003 and incorporated herein by reference.

     (6) Filed as an exhibit on May 14, 2004 in the Registrant's Current Report on Form 8-K and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

       The aggregate fees billed by our principal independent registered public accounting firm, J.H. Cohn LLP, for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

                                          2004                   2003
                                     --------------         ---------------
Audit fees                               $116,900               $ 56,500
Audit related fees                         34,000                 16,000
                                     --------------         ---------------
TOTAL AUDIT AND AUDIT RELATED FEES        150,900                 72,500
Tax fees                                   17,400                     --
All other fees                                 --                     --
                                     --------------         ---------------

TOTAL FEES                               $168,300                $72,500
                                     ==============         ===============
AUDIT-RELATED FEES

         The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings, acquisition audits of Cybrix Corporation, and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with revenue recognition, preferred and common financings, and purchase accounting rules.

TAX FEES

         The Tax Fees set forth in the table above are the aggregate fees paid by us for tax services including, the preparation of corporate tax returns.

ALL OTHER FEES

         All Other Fees were zero for the periods presented.

         Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Secured Services, Inc.

                                       by: /s/ King T. Moore
                                       -------------------------------
                                       King T. Moore
                                       President and Chief Executive Officer


Dated: April 8, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates shown.

         SIGNATURE                      DATE                      TITLE
         ---------                      ----                      -----

/s/ King Moore                     April 12, 2005       Chief Executive Officer
-------------------------                               (Principal Executive
      King Moore                                        Officer)

/s/ John Day                       April 12, 2005       Chief Financial Officer
-------------------------                               (Principal Accounting
      John Day                                          Officer)

/s/ Michael P. Dubreuil            April 12, 2005       Director
-------------------------
      Michael P. Dubreuil

/s/ T. Kendall Hunt                April 12, 2005       Director
-------------------------
      T. Kendall Hunt

/s/ Shawn Kreloff                  April 12, 2005       Director
-------------------------
      Shawn Kreloff

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm ................... F-2

Consolidated Balance Sheet
  December 31, 2004........................................................ F-3

Consolidated Statements of Operations
  Year ended December 31, 2004 and the period from April 28, 2003
  (date of inception) to December 31, 2003 ................................ F-4

Consolidated Statements of Changes in Stockholders' Equity
  Year ended December 31, 2004 and the period from April 28, 2003
  (date of inception) to December 31, 2003 ...............................F-5/6

Consolidated Statements of Cash Flows
  Year ended December 31, 2004 and the period from
  April 28, 2003 (date of inception) to December 31, 2003.................. F-7

Notes to Consolidated Financial Statements ...............................F-8/26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Secured Services, Inc.

We have audited the accompanying consolidated balance sheet of Secured Services, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004 and the period from April 28, 2003 (Date of Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Services, Inc. and Subsidiaries as of December 31, 2004, and their results of operations and cash flows for the year ended December 31, 2004 and the period from April 28, 2003 (Date of Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ J.H. Cohn LLP

Roseland, New Jersey
March 31, 2005

                     SECURED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                            ASSETS

Current assets:
     Cash and cash equivalents                                                                  $1,607,777
     Certificate of deposit                                                                        218,051
     Accounts receivable, net of allowance for doubtful
         accounts of $93,750                                                                       518,183
     Note receivable - employee                                                                     38,000
     Due from stockholders                                                                          32,800
     Prepaid expenses and other current assets                                                     123,357
                                                                                                ----------
              Total current assets                                                               2,538,168

Loans receivable from related parties                                                              945,281
Computer  equipment, net of accumulated depreciation of
     $61,258                                                                                       146,656
Goodwill                                                                                         2,808,429
Other intangible assets, net of accumulated amortization
     of $360,000                                                                                   717,465
                                                                                                ----------
              Total                                                                             $7,155,999
                                                                                                ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of note payable                                                           $   355,494
     Accounts payable                                                                              328,314
     Accrued expenses                                                                            1,123,480
     Deferred revenues                                                                             108,173
                                                                                                ----------
              Total current liabilities                                                          1,915,461

Dividends payable in common stock                                                                   34,425
Note payable, net of current portion                                                               230,735
                                                                                                ----------
              Total liabilities                                                                  2,180,621
                                                                                                ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock; par value $.0001 per share; 5,000,000 shares authorized;
         2,000,000 shares of Series A convertible preferred stock issued and outstanding               200
     Common stock; par value $.0001 per share; 50,000,000 shares
         authorized; 17,378,836 shares issued and outstanding                                        1,738
     Additional paid-in capital                                                                 12,465,943
     Subscriptions receivable for 768,000 shares                                                  (576,000)
     Accumulated deficit                                                                        (6,953,151)
     Accumulated other comprehensive income                                                         36,648
                                                                                                ----------
              Total stockholders' equity                                                         4,975,378
                                                                                                ----------

         Total                                                                                  $7,155,999
                                                                                                ==========

                See Notes to Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         YEAR ENDED DECEMBER 31, 2004 AND THE PERIOD FROM APRIL 28, 2003
                    (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                 Period From
                                                               April 28, 2003
                                               Year Ended    (date of inception)
                                             Dec. 31, 2004    to Dec. 31, 2003
                                             -------------   -------------------
Revenues - sales and services                 $2,193,999         $1,023,995

Cost of revenues                               1,036,617            334,480
                                             -----------        -----------

Gross profit                                   1,157,382            689,515
                                             -----------        -----------

Operating expenses:
         Selling, general and administrative   4,822,025          1,359,252
         Research and development              1,181,413            184,216
         Depreciation of computer equipment       47,200             13,103
         Amortization of intangible assets       267,778            120,000
         Charge for impairment of loans
         from related parties                    600,000                  0
                                             -----------        -----------

         Totals                                6,918,416          1,676,571
                                             -----------        -----------

Loss from operations                          (5,761,034)          (987,056)
                                             -----------        -----------
Interest income                                  (47,198)            (2,158)
Interest expense                                  43,370             31,047
                                             -----------        -----------
         Net interest (income) expense            (3,828)            28,889
                                             -----------        -----------

Net loss                                      (5,757,206)        (1,015,945)

Preferred stock dividend requirements            120,000             60,000
                                             -----------        -----------

Net loss applicable to common stock          $(5,877,206)       $(1,075,945)
                                             ===========        ===========

Loss per common share - basic and diluted         $(0.45)            $(0.17)
                                             ===========        ===========

Weighted average common shares outstanding    13,196,336          6,232,304
                                             ===========        ===========


                See Notes to Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 2004 AND THE PERIOD FROM APRIL 28, 2003
                    (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                SERIES A
                               CONVERTIBLE
                             PREFERRED STOCK        COMMON STOCK     ADDITIONAL                                  OTHER
                            -----------------     ----------------    PAID-IN   SUBSCRIPTIONS  ACCUMULATED   COMPREHENSIVE
                            SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL    RECEIVABLE      DEFICIT         INCOME      TOTAL
                            ------     ------     ------    ------   ---------- -------------  -----------   ------------- --------
Proceeds from
  the issuance of
  shares to founders                            3,900,000    $390    $     (90)                                          $      300

Shares issued in
  connection with
  acquisition of Vacman    2,000,000    $200                         1,999,800                                            2,000,000

Shares issued in
  connection with
  acquisition of Dolfin                           500,000      50      374,950                                              375,000

Effects of reverse
  acquisition                                     508,934      51     (128,749)                                            (128,698)

Shares sold through
  private placements,
  net of expenses of
  $210,341                                      3,968,766     397    2,105,837  $(525,000)                                1,581,234

Shares issued in
  exchange for
  services                                        384,004      38      287,965                                              288,003

Dividends declared
  on preferred
  stock                                                                                       $   (60,000)                  (60,000)

Shares issued for
  partial payment
  of dividends on
  preferred stock                                  16,305       2       26,575                                               26,577

Shares issued for
  charitable
  contributions                                    21,714       2       16,283                                               16,285

Net loss                                                                                       (1,015,945)               (1,015,945)

Foreign currency
  translation
  adjustments                                                                                                $4,455           4,455
                           ---------    ----    ---------    ----   ----------  ---------     -----------    ------      ----------
Balance,
  December 31, 2003        2,000,000    $200    9,299,723    $930   $4,682,571  $(525,000)    $(1,075,945)   $4,455      $3,087,211


                     SECURED SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 2004 AND THE PERIOD FROM APRIL 28, 2003
                    (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                SERIES A
                               CONVERTIBLE                                                                    ACCUMULATED
                             PREFERRED STOCK        COMMON STOCK     ADDITIONAL                                  OTHER
                            -----------------     ----------------    PAID-IN   SUBSCRIPTIONS  ACCUMULATED   COMPREHENSIVE
                            SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL    RECEIVABLE      DEFICIT         INCOME      TOTAL
                            ------     ------     ------    ------   ---------- -------------  -----------   ------------- --------
Shares sold through
  private placements,
  net of costs
  of $934,980                                   7,831,090     783    7,413,097   (792,100)                                6,621,780

Payment and offsets                                                               741,100                                   741,100

Dividends declared
  on preferred stock                                                                             (120,000)                 (120,000)

Shares issued for
  payment of
  accrued dividends on
  preferred stock                                  67,823       7      119,993                                              120,000

Shares issued
  in exchange
  for services                                     55,200       5       62,795                                               62,800

Shares issued
  in connection
  with business
  acquisition                                     125,000      13      187,487                                              187,500

Net loss                                                                                       (5,757,206)               (5,757,206)

Foreign currency
  translation
  adjustments                                                                                                32,193          32,193
                           ---------    ----    ---------    ----   ----------  ---------     -----------    ------      ----------

Balance,
  December 31, 2004        2,000,000    $200   17,378,836  $1,738  $12,465,943  $(576,000)    $(6,953,151)   $36,648     $4,975,378
                           =========    ====   ==========  ======  ===========  =========     ===========    =======     ==========



                See Notes to Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR ENDED DECEMBER 31, 2004 AND THE PERIOD FROM
             APRIL 28, 2003 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                    April 28, 2003
                                                                                Year Ended        (date of inception)
                                                                               Dec. 31, 2004       to Dec. 31, 2003
                                                                               -------------      -------------------
Operating activities:
     Net loss                                                                   $(5,757,206)         $(1,015,945)
     Adjustments to reconcile net loss to net cash used in
         Operating activities:
         Depreciation                                                                47,200               13,103
         Amortization of intangible assets                                          267,778              120,000
         Provision for bad debts                                                     61,350               32,400
         Deferred revenues                                                           69,801              (55,417)
         Common stock issued for services and charitable contribution                62,800              304,288
         Charge for impairment of loans receivable from related parties             600,000
         Changes in operating assets and liabilities:
                  Accounts receivable                                              (137,329)            (277,735)
                  Prepaid expenses and other current assets                        (101,413)             (22,258)
                  Accounts payable                                                  (15,563)              74,210
                  Accrued expenses                                                1,295,604              152,624
                                                                                -----------          -----------
                       Net cash used in operating activities                     (3,606,978)            (674,730)
                                                                                -----------          -----------
Investing activities:
     Purchase of intangible asset                                                  (200,000)
     Purchase of certificate of deposit                                            (218,051)
     Loans to related parties, net                                               (1,082,879)            (471,112)
     Loan to employee                                                               (38,000)
     Loans to stockholders, net                                                     (18,128)             (14,900)
     Purchases of computer equipment                                               (129,604)              (6,273)
                                                                                -----------          -----------
                       Net cash used in investing activities                     (1,686,662)            (492,285)
                                                                                -----------          -----------
Financing activities:
     Repayments of note payable                                                    (349,093)            (212,772)
     Proceeds from loan payable to stockholder                                      250,050                    0
     Repayment of loan payable to stockholder                                      (250,050)                   0
     Proceeds from issuance of common stock to founders                                                      300
     Proceeds from private placements of common stock, net                        6,621,780            1,581,234
     Proceeds from subscriptions receivable for common stock                        391,100                    0
                                                                                -----------          -----------
                       Net cash provided by financing activities                  6,663,787            1,368,762
                                                                                -----------          -----------
Effect of foreign currency translation on cash                                       33,953                1,930
                                                                                -----------          -----------
Net increase in cash and cash equivalents                                         1,404,100              203,677
Cash and cash equivalents, beginning of period                                      203,677
                                                                                -----------          -----------
Cash and cash equivalents, end of period                                        $ 1,607,777          $   203,677
                                                                                ===========          ===========
Supplementary disclosure of cash flow information:
     Interest paid                                                              $    43,370          $    31,047
                                                                                ===========          ===========

                See Notes to Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and basis of presentation:

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

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business operations (continued):

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

       On November 1, 2004 SSI completed the acquisition of Cybrix Corporation ("Cybrix"), a company registered in Minnesota, operating as a security services company (see Note 3). The acquisition of this business was also accounted for as purchase by SSI and the results of operations of Cybrix were combined with the results of operations of SSI commencing on November 1, 2004, which was deemed to be the effective date for the completion of the acquisition for accounting purposes.

       As used herein, the "Company" refers to SSI prior to July 1, 2003 and to SSI and its subsidiaries thereafter.

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

       The Company's Advanced User Security Group provides project management, training and services to ensure a non-disruptive, on-time and on-budget installation of the Secured User Management solution. Services include:

       o    Understanding their regulatory and security requirements.

       o    Setting appropriate policies.

       o Developing plans and budgets to support the implementation of an enterprise wide Secured User Management solution.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Summary of significant accounting policies:

     Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of SSI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Software development cost:

         Pursuant to the Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise marketed," the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

         Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product on the basis of current and estimated future revenue. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

         The Company did not capitalize any software development costs during the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

     Computer equipment:

         Computer equipment is stated at cost. Deprecation is provided using the straight-line method over the estimated useful life of such computer equipment of three years.

     Goodwill:

         Goodwill is comprised of the excess of the costs of acquired businesses over the fair value of their net assets at the dates of acquisition. Pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is deemed to have an indefinite useful life and is no longer systematically amortized. Instead it is tested at least annually for impairment.

     Other intangible assets:

         Costs of acquiring customer lists, technology and license agreements are capitalized. Amortization is provided using the straight-line method over the estimated useful lives of such assets of three years.

     Recognition of impairment:

         Goodwill represents the excess of cost over the fair value of net assets of an acquired business. Under SFAS 142, goodwill is deemed to have an indefinite life and is no longer subject to amortization but is tested instead for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

         Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as, or one level below, the operating segment level as described in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount exceeds its fair value, the "implied" fair value (as defined in SFAS 142) of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to such excess.

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

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Revenue recognition:

         The Company applies the provisions of AICPA Statement of Position 97-2, "Software Revenue Recognition," as amended, which specifies the following four criteria that must be met prior to recognizing revenue:
         (1) there must be persuasive evidence of the existence of an arrangement, (2) delivery must be completed, (3) fees must be fixed or determinable and (4) collection amounts due must be probable. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to software products (including specified upgrades/enhancements) is recognized upon delivery of the products.

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

     Concentrations of credit risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its deposits of cash and cash equivalents with high-quality financial institutions. At times, the Company's cash balances exceed the amount insured by the Federal Deposit Insurance Corporation of $100,000. At December 31, 2004, the Company had cash and cash equivalents on deposit that exceeded the amount insured by approximately $1,627,000.

         At December 31, 2004, the Company's trade accounts receivable were concentrated with four major customers representing approximately 99% of the total accounts receivable balance. Revenues from these four customers accounted for approximately 99% of total revenues for the year ended December 31, 2004, and three customers accounted for approximately 85% of total revenues for the period from April 28, 2003 (date of inception) to December 31, 2003.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

         The Company generally extends credit to its customers without obtaining collateral. The Company reduces its exposure to credit risk by closely monitoring the extension of credit to its customers while maintaining appropriate allowances for potential credit losses based on its history of past write-offs (including periods prior to the acquisitions of Vacman and Dolfin), current economic conditions and its evaluation of the credit risk related to specific customers. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2004.

     Earnings (loss) per common share:

         The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible preferred stock, were issued during the period, with appropriate adjustments for the application of the treasury stock method with respect to options and warrants assumed to have been exercised and the elimination of any dividends on the preferred shares assumed to have been converted from net income or loss.

         Since the Company had net losses for the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003, the assumed effects of the exercise of options and warrants outstanding at December 31, 2004 and 2003 for the purchase of 4,289,118 shared of common stock at December 31, 2004 and 1,515,095 shares of common stock at December 31, 2003 and the conversion of 2,000,000 shares of Series A convertible preferred stock into an equivalent number of shares of common stock December 31, 2004 and 2003 would have been anti-dilutive.

     Advertising:

         The Company expenses the cost of advertising and promotions as incurred. Advertising cost charged to operations were immaterial for the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003

     Research and development costs:

         The Company expenses research and development costs as incurred.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

     Stock-based compensation:

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB
         25. By making that election, it is required by SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied.

         Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying consolidated financial statements for stock options granted to employees. The Company's historical net loss and net loss per share and pro forma net loss and net loss per share applicable to common stockholders assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123 is set forth below:

                                                                                                       Period from
                                                                                                     April 28, 2003
                                                                                     Year Ended    (date of inception)
                                                                                   Dec. 31, 2004    to Dec. 31, 2003
                                                                                   -------------   -------------------

         Net loss applicable to common stockholder - as reported                   $(5,877,206)         $(1,075,945)
         Deduct total stock-based employee compensation
                     expense determined under a fair value based
                     method for all awards, net of related tax effects                  77,500               10,500
                                                                                   -----------          -----------
         Net loss applicable to common stockholder - pro forma                     $(5,954,706)         $(1,086,445)
                                                                                   ===========          ===========
         Net loss per common share:
                     Basic - as reported                                              $   (.45)               $(.17)
                                                                                      ========                =====
                     Basic - pro forma                                                $   (.45)               $(.17)
                                                                                      ========                =====

                           SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

         To determine pro forma net loss applicable to common stock, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted during the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003:

                                                                  Period from
                                                                April 28, 2003
                                               Year Ended    (date of inception)
                                              Dec. 31, 2004    to Dec. 31, 2003
                                              -------------  ------------------
                 Risk-free interest rates         5.25%            4%
                 Expected options lives           10 years         10 years
                 Expected volatility              35%              41%
                 Expected dividend yields         0%               0%

         As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

         In accordance  with the provisions of SFAS 123, all other  issuances of common stock, stock options or other equity instruments to employees and nonemployees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date of pursuant to the guidance in the consensus of the emerging Issues Task Force (`EITR") for EITF Issues No. 96-18 (generally, the earlier of the date of other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expenses as if the Company had paid cash of the goods or services.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business acquisitions:

         As explained in Note 1, SSI completed the acquisition of certain assets and the business of Vacman and the acquisition of Dolfin on, effectively, July 1, 2003. The acquisitions were accounted for as purchases. Accordingly, the accompanying consolidated statements of operations include the results of operations of Vacman and Dolfin from the date of acquisition. The total cost for the purchase of Vacman was $3,073,094, which was comprised of (i) a note issued to Vasco in the principal amount of $1,073,094 payable in 36 monthly installments, including interest at 6%, and (ii) 2,000,000 shares of Series A convertible preferred stock issued to Vasco with an approximate fair value of $2,000,000, or $1.00 per share. The total cost for the purchase of Dolfin was $375,000, which was comprised of the fair value of 500,000 shares of common stock issued to the owners of Dolfin with an estimated fair value of $.75 per share.

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

                                                             VACMAN           DOLFIN             TOTAL
                                                           -----------       ---------        -----------
                    Allocation of purchase price:
                        Accounts receivable                $   104,546       $  82,137        $   186,683
                        Computer equipment                      65,698           4,745             70,443
                        Goodwill                             2,287,396         521,033          2,808,429
                        Customer lists                         540,000                            540,000
                        Technology                             180,000                            180,000
                        Accounts payable                                      (214,702)          (214,702)
                        Accrued expenses                       (10,757)        (18,213)           (28,970)
                        Deferred revenues                      (93,789)                           (93,789)
                                                           -----------       ---------        -----------

                           Net assets acquired              $3,073,094        $375,000         $3,448,094
                                                           ===========       =========        ===========

         As  explained  in  Note  1,  the  Company  effectively   completed  the
         acquisition  of the  business  of  Cybrix  on  November  1,  2004.  The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated statements of operations include the results of Cybrix from the date of acquisition. The total cost for the purchase of Cybrix was $187,500, which was paid by the issuance of 125,000 shares of common stock with an estimated fair value of $1.50 per share.

         In connection with services rendered, the Company issued 10,000 warrants to purchase common stock exercisable at $1.96 per share to a consultant who assisted in the acquisition of Cybrix. The fair value of the warrants was immaterial.

         The purchase prices is subject to future upward adjustment from earnout provisions based on certain revenue and income target levels and the achievement of certain agreed upon management objectives. A maximum of 175,000 additional shares of the Company's common stock could potentially be issued as a result of the earnout provisions.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Business acquisitions (continued):

         The total cost of the acquisition of Cybrix was allocated to the identifiable tangible and intangible assets acquired based on their fair values as shown below:

                                                                  Total
                                                               -----------
                    Allocation of purchase price:
                        Customer list                          $   185,243
                        Computer equipment                           2,257
                                                               -----------
                           Net assets acquired                 $   187,500
                                                               ===========

         Vacman, Dolfin and Cybrix were acquired for noncash consideration comprised of notes payable and shares of preferred and common stock. Accordingly, the acquisitions were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

         The summarized unaudited pro forma financial information for the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003 that follows assumes the acquisitions of Cybrix, Vacman and Dolfin, the Merger and the private placement of 1,333,333 shares of common stock from which SSI received gross proceeds of $1,000,000 as required by the Merger Agreement were all consummated on April 28, 2003:

                                                                                                        Period from
                                                                                                      April 28, 2003
                                                                                Year Ended         (date of inception)
                                                                              Dec. 31, 2004          to Dec. 31, 2003
                                                                              -------------        -------------------

                    Revenues                                                   $ 3,255,738             $ 2,817,500
                    Cost of revenues                                             1,739,735               1,168,400
                                                                               -----------             -----------
                    Gross profit                                                 1,516,003               1,649,100
                    Operating expenses                                           7,364,460               3,363,000
                                                                               -----------             -----------
                    Loss from operations                                        (5,848,457)             (1,713,900)
                    Interest income (expense), net                                   3,829                 (89,700)
                                                                               -----------             -----------
                    Net loss                                                   $(5,844,628)            $(1,803,600)
                                                                               ===========             ===========
                    Net loss applicable to common stock                        $(5,877,000)            $(1,866,000)
                                                                               ===========             ===========
                    Loss per common share - basic and diluted                        $(.44)                  $(.26)
                                                                               ===========             ===========
                    Weighted average common shares outstanding                  13,290,503               7,246,600
                                                                               ===========             ===========

         The unaudited pro forma results of operations for the year ended to December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions been consummated on April 28, 2003.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Other intangible assets:

         Other intangible assets consisted of the following as of December 31, 2004:

                                                  Estimated
                                                 Useful Lives           Amount
                                                 ------------         ----------
              Customer lists                         3 years            $725,243
              Technology                             3 years             180,000
              License agreement                      3 years             200,000
                                                                       ---------
                                                                       1,105,243
              Less accumulated amortization                              387,778
                                                                       ---------

                  Total                                                 $717,465
                                                                       =========

         On September 9, 2004, the Company entered into a license agreement to become a value added reseller of a software product and paid a one-time fee of $200,000 to the software developer. The other intangible assets arose through the acquisitions described in Note 3.

         The estimated amortization expense, based on the net carrying value of the intangible assets as of December 31, 2004, for each of the three subsequent years is as follows: $378,706 in 2005, $248,415 in 2006 and $90,344 in 2007.

Note 5 - Note payable:

         As explained in Note 3, the Company issued a note to VASCO Data International as part of the consideration for the purchase of Vacman (now re-branded as Identiprise) in the original principal amount of $1,073,094 that was payable in 36 monthly installments, including interest at 6%, through July 2006. The note is secured by the purchased assets. The note had a remaining principal balance of $586,229 at December 31, 2004 which is payable in subsequent years as follows:
         $355,494 in 2005 and $230,735 in 2006.

Note 6 - Related party transactions and balances:

         As of December 31, 2004, the Company has made aggregate cash advances of $1,545,281 to related companies in which a founder/director of the Company has an ownership interest. The related companies have used the funds to pursue litigation to regain certain technology consulting contracts which they believe were misappropriated from them. The Company owns rights to purchase the contracts from the related companies in exchange for its common stock. The Company believes that the contracts in question are lucrative, and if the related companies prevail in the litigation, the Company would seek to exercise its rights to obtain the contracts.

         The advances of $1,545,281 are evidenced by two notes receivable bearing interest at the rate of 6% per annum. Interest only is payable monthly with the entire principal balance and all accrued and unpaid interest due on April 1, 2006. The notes are collateralized by 500,000 shares of the Company's stock as well as certain other proprietary intangible assets of the related companies.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Related party transactions and balances (continued):

         At December 31, 2004, the Company has made an assessment that the related companies do not have sufficient resources to continue pursuing the litigation, and possibly will not have sufficient resources to continue operating if the litigation in process is not decided in their favor. Based on the status of the litigation, the Company has also estimated that subsequent to December 31, 2004, the related companies may require additional funds of approximately $300,000 to carry the litigation to its conclusion.

         Consequently, at December 31, 2004, the Company has written down the notes receivable by $600,000 to $945,281, an amount which approximates the estimated fair value of the collateral that secures the notes. In addition, the Company discontinued the accrual of interest.

         During the year ended December 31, 2004, the Company had sales of $238,752 to the related companies referred to above. Sales to the related companies during the period from April 28, 2003 (date of inception) to December, 31, 2003 were $161,925.

         During the year ended December 31, 2004, a principal stockholder charged a consulting fee to the Company in the amount of $350,000 for services performed in connection with the private placement completed by the Company on May 10, 2004 (see Note 7).

         A loan payable to a stockholder of $250,050 that arose from borrowings during the three months ended March 31, 2004 was repaid during the three months ended June 30, 2004 together with interest at 6%.

         During the year ended December 31, 2004 the Company loaned $38,000 to an employee. The loan is evidenced by a promissory note and is scheduled to be repaid on September 30, 2005. The loan bears interest at 6%.

Note 7 - Stockholders' equity:

       Preferred stock:

           As of December 31, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (continued):

           During the period from April 28, 2003 (date of inception) to December 31, 2003, the Company issued 2,000,000 shares of Series A convertible preferred stock as part of the consideration for the purchase of a business (see Note 3). Each share can be converted to one share of common stock and has voting rights similar to common stock.

           In addition, each share of Series A convertible preferred stock earns a quarterly dividend of 6% which is payable in shares of the Company's common stock based on the average trading price of the common stock over a specified period.

           The Company declared dividends of $120,000 and $60,000 on the outstanding preferred shares and issued a total of 67,823 shares of common stock with a fair value of $120,000 and 16,305 shares of common stock with a fair value of $26,577 to pay dividends during the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003, respectively. Accordingly, dividends of $34,425 remained payable in common shares as of December 31, 2004.

     Private placements of common stock and warrants:

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

            On December 29, 2003, the Company sold 900,000 shares of common stock at $.50 per share through a private placement and for gross proceeds of $450,000. In addition, the investors received warrants to purchase 300,000 shares of common stock that are exercisable through December 2006 at $1.50 per share. The Company did not received any of the proceeds from the sale prior to December 31, 2003 and, accordingly, the receivable for the entire balance of $450,000 was included in subscriptions receivable at December 31, 2003. A total of $100,000 was paid in February 2004. The Company obtained a note receivable for $350,000 for the balance of the proceeds. The note bore interest at 4% and was originally due on June 30, 2004.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders' equity (continued):

           During the year ended December 31, 2004 the Company sold common stock and warrants through two private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act").

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

           In connection with the purchase of Cybrix the Company issued 125,000 shares of common stock in exchange for certain assets at a fair market value of $1.50 per share.

           The Company also issued 67,823 shares of common stock in payment of $90,000 of dividends payable to Vasco and 60,000 shares of common stock as compensation to certain employees.

           As a result of the transactions during the year ended December 31, 2004, the Company issued a total of 7,831,090 shares of common stock and warrants to purchase 1,997,513 shares of common stock in connection with the private placements from which the gross proceeds were $8,348,860. The gross proceeds were reduced to initial net proceeds of $6,621,780 by consulting fees and other costs of $934,980, of which $350,000 was charged by a principal stockholder of the Company and paid through an offset against an equivalent balance of a previously outstanding subscription receivable and by additional subscriptions receivable from purchasers of units of $792,100.

           Subscriptions receivable of $525,000 as of December 31, 2003 were increased by $792,100 from sales of units and reduced by $741,100 ($391,100 through cash payments and $350,000 through the offset against offering costs) during the year ended December 31, 2004. As a result, the Company had subscriptions receivable of $576,000 at December 31, 2004, which are offset against stockholders' equity in the accompanying consolidated balance sheet.

     Shares issued for services:
           During the year ended December 31, 2004, the Company issued 55,200 shares of common stock to key employees for services and recognized compensation expense of $62,800 based on the fair value of the shares issued.

           During the period from April 28, 2003 to December 31, 2003, the Company issued 384,004 shares of common stock to key employees for services and 21,714 shares of common stock to charities and recognized compensation and contribution expenses of $288,003 and $16,285, respectively, based on the fair value of the shares issued.

           The issuances of the above shares were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statements of cash flows.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            During the period from April 28, 2003 (date of inception) to December 31, 2003, options to purchase 54,393 shares of common stock that were outstanding as of July 18, 2003 under an option plan of one of the acquired businesses (see Note 1) became options for the purchase of an equivalent number of shares of the Company without any change in their exercise prices or expiration dates.

            A summary of stock option activity for the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003 related to options issued under the Plan and options assumed from the acquired business follows:

                                                                   Period from                  April 28, 2003
                                                                    Year Ended                (date of inception)
                                                                 December 31, 2004             December 31, 2003
                                                              ------------------------       -----------------------
                                                                              Weighted                     Weighted-
                                                                              Average                       Average
                                                                              Exercise                      Exercise
                                                              Shares           Price         Shares          Price
                                                              ------           -----         -------        --------
     Outstanding, beginning of period                         326,619           $2.34

     Options of acquired companies
     assumed on July 18, 2003                                                                  54,393         $5.27

     Granted at fair value                                    888,500           $1.72         273,000         $1.75

     Forfeited                                               (117,722)          $2.56            (774)        $5.81
                                                             --------                        -------

     Outstanding, end of period                             1,097,397           $1.81         326,619         $2.34
                                                            =========                        ========

     Exercisable, end of period                               281,053           $2.11          53,619         $5.35
                                                            =========                        ========

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock options and warrants (concluded):

        The weighted average fair value of options granted during the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003, was $1.72 and $1.75, respectively.

       The following table summarizes information about the options outstanding on December 31, 2004:

                                        Options Outstanding                                        Options Exercisable
                     -------------------------------------------------------------------        --------------------------
                                                               Weighted
                                                               Average
                                                               Years of         Weighted                       Weighted
                            Range of                           Remaining         Average                       Average
                            Exercise                          Contractual        Exercise                      Exercise
                             Prices             Shares           Life            Price            Shares         Price
                     ----------------         ----------      -----------       ----------       ---------     ----------
                     $1.00 to $2.00              979,500         9.46             $1.67            243,156        $1.72
                     $2.00 to $4.00              109,285         4.18              3.26             29,285         3.56
                     $4.00 to $6.00                3,428         8.45              4.12              3,428         4.12
                     $12.00 to $14.00              5,184         3.00             13.13              5,184        13.13
                                               ---------

                     $1.00 to $14.00           1,097,397                          $1.81            281,053        $4.81
                     ===============           =========                          =====            =======        =====


A summary of warrant activity for the year ended December 31, 2004 and the period from April 28, 2003 (date of inception) to December 31, 2003 follows:

                                                                  Period from                   April 28, 2003
                                                                  Year Ended                  (date of inception)
                                                               December 31, 2004               December 31, 2003
                                                              -----------------------      -----------------------
                                                                             Weighted                     Weighted-
                                                                             Average                       Average
                                                                             Exercise                      Exercise
                                                              Warrants         Price       Warrants          Price
                                                              --------         -----       ---------      -------------
     Outstanding, beginning of period                         1,188,476         $1.79

     Issued for services in connection with
      acquisition                                                10,000         $1.96

     Issues in connection with private
         placement (Note 7)                                   1,997,513         $1.81       1,188,476         $1.79

     Cancelled                                                   (4,268)        $1.50          -0-
                                                              ---------                     ---------

     Outstanding, end of period                               3,191,721         $1.81       1,188,476         $1.79
                                                              =========                     =========

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income taxes:

As of December 31, 2004, the Company had potential future income tax benefits from net deferred tax assets which were attributable to the effects of net operating loss carryforwards and temporary differences as follows:

                  Deferred tax assets:
                      Net operating loss carry forwards:
                           United States                           $2,188,000
                           Canada                                     115,000
                      Amortization of intangible assets                40,000
                      Bad debts                                        24,000
                                                                   -----------
                               Total                                2,367,000

                  Deferred tax liabilities:
                      Depreciation                                    (20,000)
                                                                   -----------

                  Net deferred tax assets                           2,347,000
                  Less valuation allowance                         (2,347,000)
                                                                   -----------

                               Total                               $        -
                                                                   ==========

         The Company had pre-tax losses for Federal and Canadian income tax purposes for the year ended December 31, 2004 of approximately $5,470,000 and $287,000, respectively, which generated Federal and Canadian net operating loss carryforwards as of December 31, 2004 of approximately $2,188,000 and $115,000, respectively. For the period from April 28, 2003 (date of inception) to December 31, 2003, the pre-tax losses for Federal and Canadian income tax purposes were $982,000 and $63,000, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2024 and 2010, respectively.

         Due to the uncertainties related to the extent and timing of its future taxable income, the Company ffset the potential income tax benefits from its net deferred tax assets by an equivalent valuation allowance of $2,347,000 as of December 31, 2004 and $407,000 as of December 31, 2003. As a result of the increases in the valuation allowance of $1,940,000 in the year ended December 31, 2004 and $407,000 for the period from April 28, 2004 (date of inception) to December 31, 2003, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset the Company's pre-tax loss.

Note 10- Fair value of financial instruments:

         The Company's financial instruments at December 31, 2004 consisted of its cash and cash equivalents, trade accounts receivable and payable and notes receivable and payables from (to) related parties. In the opinion of management, the current instruments described were carried at their approximate fair values due to their liquidity and short-term maturities.

         The noncurrent instruments, primarily loans receivable from related parties, in the opinion of management were carried at their fair value after being written down to an amount equal to the estimated fair value of their underlying collateral.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Operating leases:

         The Company utilizes office and storage space under several operating leases that expire at various dates from July 31, 2006 to April 30, 2010.

         Future minimum lease payments in years subsequent to December 31, 2004 and thereafter are as follows:

                  Year Ending
                  December 31,                       Amount
                  ------------                     ----------
                  2005                             $  280,949
                  2006                                310,460
                  2007                                289,134
                  2008                                212,631
                  2009                                147,137
                  Thereafter                           43,636
                                                   ----------

                    Total                          $1,283,947
                                                   ==========


Note 12- Other comprehensive income:

         The Company's comprehensive loss for the year ended December 31, 2004 was $5,725,013 which was comprised of its net loss of $5,757,206 and its other comprehensive income of $32,193 which was attributable to foreign currency translation adjustments.

         The Company's comprehensive loss for the period from April 28, 2003 to December 31, 2003 was $1,011,490 which was comprised of its net loss of $1,015,945 and its other comprehensive income of $4,455 which was attributable to foreign currency translation adjustments.

Note 13- Segment and related information:

         The Company's operations consist principally of marketing and supporting security products across integrated systems and, accordingly, it operates in one industry segment. The Company derived revenues of approximately $685,000 and $404,000 through the provision of services in Canada during year ended December 31, 2004 and for the period from April 28, 2003 to December 31, 2003, respectively. However, it had no material Canadian assets as of December 31, 2004 and 2003.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Letter of Intent:

         As of March 31, 2005, we had entered into non-binding Letters of Intent to acquire the businesses and certain assets of two companies which our management believes will compliment the Company's current products and service offerings. If successful, the acquisitions will involve the issuance of stock and cash.

         One of the Letters of Intent is for the purchase of a security software product company for an initial purchase price of approximately $17,000,000 which is to be paid in cash and stock. The purchase price will be subject to additionally payments based on an earnout calculation that is contingent upon the fulfillment of all of the seller's financial projections.

         The second Letter of Intent is for the purchase of a software security product company relating to wireless technology for a purchase price of approximately $6,250,000 which is to be paid in cash and stock.

         Consummation of both acquisitions will be subject to, among other things, the determination of the final terms of the agrements, the final approval of the Boards of Directors of both companies and the completion of our financing.

         As of March 31, 2005, the current structure of the aggregate purchase price for the two acquisitions will require us to pay $8,500,000 in cash with the remainder to be paid by the issuance of shares of common in stock. To finance the cash portion of the two acquisitions, the Company has obtained a non-binding commitment from a number of institutional investors to purchase shares of the Company's convertible preferred stock which we project will raise approximately $10,000,000 in cash, $7,000,000 of which will be used to fund the two acquisitions with the balance to be used for working capital purposes. In addition, we have an on-going private placement of units (described below) to raise an additional $2,400,000 million in cash. If the Company is unsuccessful in obtaining all of the funds from these two proposed financing transactions and no other cash is raised, the Company believes that it will be able to renegotiate the structure of the acquisitions to take into account the actual cash raised.

         On March 7, 2005, we commenced a private placement whereby we were offering 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through March 31, 2005, the Company sold approximately 69,000 units from which it will receive proceeds, net of estimated offering costs, of approximately $414,000. We cannot assure that we will be able to sell any additional units.