Form 10QSB
period 2005-03-31
SECURED SERVICES INC
filed 2005-05-23
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


                         110 Williams Street, 14th Floor
                            New York, New York 10038

                    (Address of principal executive offices)
                                 (212) 227-9696
                           (Issuer's telephone number)

 (Former name, former address and former fiscal year if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 29, 2005 the issuer had outstanding 18,053,865 shares of its common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2005

PART I - FINANCIAL INFORMATION
                                                                                            PAGE
         Item 1. Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                      March 31, 2005 (unaudited) and December 31, 2004.....................    2

                  Condensed Consolidated Statements of Operations
                      for the three months ended March 31, 2005 and 2004 (unaudited).......    3

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                      for the three months ended March 31, 2005 (unaudited)................    4

                  Condensed  Consolidated Statements of Cash Flows
                      for the three months ended March 31, 2005 and 2004 (unaudited).......    5

                  Notes to Condensed Consolidated Financial Statements (unaudited).........    6

         Item 2. Management's Discussion and Analysis or Plan of Operation.................   12

         Item 3. Controls and Procedures...................................................   16

PART II - OTHER INFORMATION


         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...............   17


         Item 6. Exhibits..................................................................   17

SIGNATURES.................................................................................   18

PART I - FINANCIAL INFORMATION.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 (Unaudited) AND DECEMBER 31, 2004

                                                                                 March          December
                                            ASSETS                             31, 2005         31, 2004
                                            ------                             --------         --------
Current assets:
     Cash and cash equivalents                                                $  106,617        1,607,777
     Certificate of deposit                                                      294,301          218,051
     Accounts receivable, net of allowance for doubtful
        accounts of $110,400 and $93,750                                         377,242          518,183
     Note receivable - employee                                                   38,000           38,000
     Due from stockholder                                                         32,800           32,800
     Prepaid expenses and other current assets                                   124,822          123,357
                                                                              ----------       ----------
              Total current assets                                               973,782        2,538,168

Loans receivable from related parties                                            949,353          945,281
Computer equipment, net of accumulated depreciation of $78,250 and
        $61,258                                                                  158,169          146,656
Goodwill                                                                       2,808,429        2,808,429
Other intangible assets, net of accumulated amortization of $479,882
            and $387,777                                                         625,360          717,465
                                                                              ----------       ----------

              Totals                                                          $5,515,093       $7,155,999
                                                                              ==========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
     Current portion of note payable                                         $   371,815       $  355,494
     Accounts payable                                                            567,856          328,314
     Accrued expenses                                                            979,783        1,127,905
     Deferred revenues                                                            41,188          108,173
     Loan payable to stockholders                                                186,900
                                                                              ----------       ----------
              Total current liabilities                                        2,147,542        1,919,886

Dividends payable in common stock                                                 30,000           30,000
Note payable, net of current portion                                             128,966          230,735
                                                                              ----------       ----------
              Total liabilities                                                2,306,508        2,180,621
                                                                              ----------       ----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; par value $.0001 per share; 5,000,000 shares authorized; 2,000,000 shares of Series A convertible
          preferred stock issued and outstanding                                     200              200
     Common stock, par value $.0001 per share; 50,000,000 shares authorized; 17,456,587 and 17,378,836, shares issued and
           outstanding                                                             1,747            1,738
     Common stock issuable for 276,000 shares                                    414,006
     Additional paid-in capital                                               12,585,294       12,465,943
     Subscriptions receivable for 768,000 shares                                (456,000)        (576,000)
     Accumulated deficit                                                      (9,373,360)      (6,953,151)
     Accumulated other comprehensive income                                       36,698           36,648
                                                                              ----------       ----------
              Total stockholders' equity                                       3,208,585        4,975,378
                                                                              ----------       ----------

              Totals                                                          $5,515,093       $7,155,999
                                                                              ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                   (Unaudited)


                                               MARCH 31, 2005    MARCH 31, 2004
                                               --------------    --------------

Revenues - sales and services                     $   877,636       $  531,065

Cost of revenues                                      633,462          147,502
                                                  -----------       ----------

Gross profit                                          244,174          383,563
                                                  -----------       ----------

Operating expenses:
     Selling, general and administrative            1,977,261          742,559
     Research and development                         538,318          126,909
     Depreciation of computer equipment                16,924            9,622
     Amortization of intangible assets                 92,105           60,000
                                                  -----------       ----------
     Totals                                         2,624,608          939,090
                                                  -----------       ----------

Loss from operations                               (2,380,434)        (555,527)

Other income (expense):
     Interest income                                    2,713            1,219
     Interest expense                                 (12,488)         (12,865)
                                                  -----------       ----------

Net loss                                           (2,390,209)        (567,173)
Preferred stock dividend requirements                  30,000           30,000
                                                  -----------       ----------

Net loss applicable to common stock               $(2,420,209)      $ (597,173)
                                                  ===========       ==========

Loss per common share - basic and diluted              $(0.14)          $(0.06)
                                                       ======           ======

Weighted average common shares outstanding         17,399,693        9,796,872
                                                  ===========       ==========


See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)


                               SERIES A CONVERTIBLE
                                 PREFERRED STOCK         COMMON STOCK         COMMON      ADDITIONAL
                                 ---------------         ------------         STOCK        PAID-IN      SUBSCRIPTIONS   ACCUMULATED
                                 SHARES     AMOUNT    SHARES       AMOUNT    ISSUABLE      CAPITAL        RECEIVABLE      DEFICIT
                                 ------     ------    ------       ------    --------      -------        ----------      -------
Balance, January 1, 2005       2,000,000     $200   17,378,836     $1,738                $12,465,943     $ (576,000)   $(6,953,151)

Subscription payment                                                                                        120,000

Shares issued upon exercise
of warrants                                               4,000          1                     5,999

Dividends declared on
preferred stock                                                                                                            (30,000)

Shares issued for payment
of accrued dividends on
preferred stock                                         17,751           2                    29,998

Shares issued in exchange
for services                                             56,000          6                    83,354

Shares sold through private
placement, net of expenses,
to be issued                                                                  $414,006

Net Loss                                                                                                                (2,390,209)

Foreign currency
translation adjustments
                               ---------     ----   ----------     ------     --------   -----------      ---------    -----------

Balance, March 31, 2005        2,000,000     $200   17,456,587     $1,747     $414,006   $12,585,294      $(456,000)   $(9,373,360)
                               =========     ====   ==========     ======     ========   ===========      ==========   ============

                                   ACCUMULATED
                                      OTHER
                                  COMPREHENSIVE
                                     INCOME         TOTAL
                                     ------         -----
Balance, January 1, 2005            $36,648       $4,975,378

Subscription payment                                 120,000

Shares issued upon exercise
of warrants                                            6,000

Dividends declared on
preferred stock                                      (30,000)

Shares issued for payment
of accrued dividends on
preferred stock                                       30,000

Shares issued in exchange
for services                                          83,360

Shares sold through private
placement, net of expenses,
to be issued                                         414,006

Net Loss                                          (2,390,209)

Foreign currency
translation adjustments                  50               50
                                    -------       ----------

Balance, March 31, 2005             $36,698       $3,208,585
                                    =======       ==========


See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                   (Unaudited)

                                                                MARCH 31, 2005       MARCH 31, 2004
                                                                --------------       --------------
Operating activities:
     Net loss                                                      $(2,390,209)         $  (567,173)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                   16,924                9,622
         Amortization of intangible assets                              92,105               60,000
         Provision for bad debts                                        16,625               12,400
         Deferred revenues                                             (66,985)             262,706
         Common stock issued for services                               83,360               27,200
         Changes in operating assets and liabilities:
                  Accounts receivable                                  124,316              (64,530)
                  Prepaid expenses and other current assets             (1,465)             (54,072)
                  Accounts payable                                     239,542              (67,970)
                  Accrued expenses                                    (148,122)             197,283
                                                                   -----------          -----------
                       Net cash used in operating activities        (2,033,909)            (184,534)
                                                                   -----------          -----------

Investing activities:
     Purchase of certificate of deposit                                (76,250)
     Loans to related parties, net                                      (4,072)            (258,207)
     Purchases of computer equipment                                   (28,437)             (43,950)
                                                                   -----------          -----------
         Net cash used in investing activities                        (108,759)            (302,157)
                                                                   -----------          -----------

Financing activities:
     Repayments of note payable                                        (85,448)             (85,850)
     Proceeds from loan payable to stockholders                        186,900              250,050
     Proceeds from private placements of common stock, net             414,006              175,000
     Proceeds from exercise of warrants                                  6,000
     Proceeds from subscriptions receivable for common stock           120,000              260,500
                                                                   -----------          -----------
         Net cash provided by financing activities                     641,458              599,700
                                                                   -----------          -----------

     Effect of foreign currency translation on cash                         50                   --
                                                                   -----------          -----------

Net increase (decrease) in cash and cash equivalents                (1,501,160)             113,009

Cash and cash equivalents, beginning of period                       1,607,777              203,677
                                                                   -----------          -----------

Cash, and cash equivalents, end of period                             $106,617             $316,686
                                                                      ========             ========

Supplementary disclosure of cash flow information:
         Interest paid                                                 $12,488              $11,647
                                                                       =======              =======

See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Secured Services, Inc. ("SSI") and its subsidiaries (the "Company") as of March 31, 2005 and 2004, and the Company's results of operations, changes in stockholders' equity and cash flows for the three months then ended. Information included in the condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited balance sheet of the Company as of December 31, 2004 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2004 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 10-KSB.

           The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other subsequent period.

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

           The Company's revenues are derived primarily from its core product, Identiprise(TM) and associated services. The Identiprise(TM) software platform was designed from its inception to provide comprehensive Secured User Management across the corporation. The Identiprise software platform enables users to have secure access to corporate applications with one unique organizational identifier while providing a detailed audit of all their activities. Functionality of the software platform includes:

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

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - Business acquisitions:

           The summarized unaudited pro forma financial information for the three months ended March 31, 2004 that follows assumes the acquisition of Cybrix Corporation ("Cybrix") in exchange for 125,000 shares of the Company's common stock was consummated on November 1, 2004 (see Note 3 of the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004).

                                                           Three months ended
                                                             March 31, 2004
                                                         ----------------------
           Revenues                                         $      800,024
           Cost of revenues                                        313,606
                                                            --------------
           Gross profit                                            486,418
           Operating expenses                                    1,076,256
                                                            --------------
           Loss from operations                                   (589,838)
           Interest expense, net                                    24,332
                                                            --------------
           Net loss                                         $     (614,170)
                                                            ==============
           Net loss applicable to common stock              $     (644,170)
                                                            ==============
           Loss per common share - basic and diluted        $        (0.06)
                                                            ==============
           Weighted average common shares outstanding            9,921,872
                                                            ==============

           The acquisition was accounted for as a purchase and, accordingly, the Company's consolidated financial statements have only included the results of operations of Cybrix from the date of acquisition.

Note 4 - Earnings (loss) per common share:

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

           Since the Company had net losses for the three months ended March 31, 2005 and 2004, the assumed effects of the exercise of options and warrants outstanding at March 31, 2005 and 2004 for the purchase of 4,350,953 and 3,925,618 shares of common stock and the conversion of 2,000,000 shares of Series A convertible preferred stock outstanding at March 31 2005 and 2004 into an equivalent number of shares of common stock would have been anti-dilutive.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Related party transactions and balances:

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

           Consequently, at March 31, 2005 and December 31, 2004, the Company has written down the notes receivable by $600,000 to $945,281, an amount which approximates the estimated fair value of the collateral that secures the notes. In addition, the Company discontinued the accrual of interest.

Note 6 - Stockholders' equity and proposed acquisitions:

           Preferred stock:

           As of March 31, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

           As of March 31, 2005, the Company issued 2,000,000 shares of Series A convertible preferred stock. Each share can be converted to one share of common stock and has voting rights similar to common stock. In addition, each share of Series A convertible preferred stock earns a quarterly dividend of 6% which is payable in shares of the Company's common stock based on the average trading price of the common stock over a specified period.

           Proposed acquisitions and private placements:

           In January 2005, we executed two letters of intent to acquire the businesses and certain assets of two companies which our management believes will compliment our current products and service offerings. One of the Letters of Intent is for the purchase of a security software product company for an initial purchase price of approximately $17,000,000 which is to be paid in cash and stock and the other is for the purchase of a software security product company relating to wireless technology for a purchase price of approximately $6,250,000 which is to be paid in cash and stock (the "Wireless Acquistion"). Consummation of both acquisitions is subject to, among other things, the determination of the final terms of the agreements, the final approval of the Boards of Directors of both companies and our completion of financing.

           On March 18, 2005, we entered into a preliminary understanding with the lead institutional investor to sell shares of convertible preferred stock to a group of institutional investors for $10,000,000 in cash, $7,000,000 of which was to be used to fund the two proposed acquisitions with the balance to be used for working capital purposes. This understanding was subsequently terminated. However, in May 2005, we received a new proposal from the lead institutionally investor. Under the terms of the new proposal the investors would be purchasing $7,000,000 of 3-year convertible debentures and, in addition to the closing conditions customary for this type of transaction, the closing of this transaction will be conditioned on the consummation of the Wireless Acquisition transaction (described above). The funds from this sale will be used mainly for working capital purposes.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders' equity and proposed acquisitions (continued):

           As of the May 20, 2005, the purchase of the security software product company has been suspended and the purchase of the software security product company relating to wireless technology is progressing with the following changes to the terms of our purchase agreement: (i) the proposed purchase price has been increased to $7,000,000, $5,000,000 of which will be payable in shares of our convertible preferred stock with the remainder to be payable in cash and promissory notes. The purchase of the wireless technology company is expected to close on or about June 3, 2005.

           Private Placements of stock warrants:

           On March 7, 2005, we commenced private placement offerings of up to 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through March 31, 2005, the Company sold approximately 69,000 units from which it received proceeds, net of estimated offering costs, of approximately $414,000. As of May 20 we have sold 75,000 additional units for proceeds of $450,000. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. We cannot assure you that we will be able to sell any additional units. The securities were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and Regulation D and Regulation S thereunder.

           (See Note 5 of the consolidated financial statements in the Form
           10-K)

           The accompanying condensed consolidated financial statements have been prepared assuming the Company will have sufficient liquidity to maintain its required minimum level of operations through at least March 31, 2006. At March 31, 2005, we had an accumulated deficit of $9,373,360. The Company incurred net losses of $1,015,945 from its inception on April 28, 2003 to December 31, 2003, and $5,757,206 for the year ended December 31, 2004. For the three months ended March 31, 2005, we had a net loss of $2,380,434 and incurred a cash outflow from operating activities of $2,033,909. Our 2003 and 2004 net losses were principally attributable to our continued investment in the expansion of our business including, but not limited to, increased expenditures in marketing, sales, research and development and expansion of our work force. At March 31, 2005, the Company had negative working capital of $1,173,760 compared to working capital of $618,282 at December 31, 2004. The negative working capital is primarily a result of the implementation of our expansion strategy in 2004 as described above without a comparable increase in revenues.

           The Company expects to continue to incur losses until it is able to increase revenues significantly. Although there can be no assurance, the Company believes that our current cash balances, the anticipated cash to be generated from operations, including the realization of deferred revenue which is recorded as a current liability, deposits that will be received in future quarters on orders and the impact of obtaining additional financing, will be sufficient to meet our anticipated cash needs through March 31, 2006.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders' equity and proposed acquisitions (concluded):

           There is substantial risk, however, that we may not be able to either obtain additional financing or the revenue growth and cash receipts will not be sufficient to generate the funds needed to repay the debt to VASCO (See Note 5 of the consolidated financial statements in the Form 10-K) within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and also unable to either renegotiate the terms of the agreement with VASCO, we may need to significantly reduce our workforce, sell certain of its assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

Note 7 - Stock options and warrants:

           Information related to the Company's stock options is included in
           Note 8 in the 10-KSB. A summary of stock option activity during the three months ended March 31, 2005 follows:

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
                                                        SHARES           PRICE
                                                      ----------      ----------
              Outstanding January 1, 2005              1,097,397         $1.81

              Granted to employees                        80,000         $1.96

              Forfeited                                  (39,167)        $1.96
                                                        --------

              Outstanding, March 31, 2005              1,138,230         $2.12
                                                       =========

              Exercisable, March 31, 2005                514,640          2.11
                                                       =========          ====


           SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stock options and warrants (concluded):

           Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying consolidated financial statements for stock options granted to employees. However, there would be no material difference between the company's historical net loss applicable to common stock and loss per common share and pro forma loss applicable to common stock and loss per share for the three months ended March 31, 2005 and 2004 assuming compensation cost has been determined based on the fair value of the options at the date of grant using the Black-Scholes Options Pricing Model and amortized over the vesting period consistent with the provisions of SFAS 123.

           As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with the quarter ending March 31, 2006.

           A summary of warrant activity for the three months ended March 31, 2005 follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                                  EXERCISE
                                                                     AMOUNT         PRICE
                                                                    ---------    -----------
               Outstanding, January 1, 2005                         3,191,721       $1.81


               Issued in conjunction with consulting services          50,000       $1.96


               Exercised                                                4,000       $1.50
                                                                    ---------


               Outstanding, March 31, 2005                          3,237,721       $1.82
                                                                    =========       =====

Note 8 - Income taxes:

           As of March 31, 2005, the Company had Federal and Canadian net operating loss carryforwards of approximately $7,461,000 and $566,000, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2024 and 2010, respectively. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $2,984,400 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2005. The Company had also offset such benefits through a valuation allowance during the year ended December 31, 2004 (see Note 9 in the Form 10-KSB for the year ended December 31, 2004). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statement of operations to offset its pre-tax losses.

Note 9 - Segment and related information:

           The Company's operations consist principally of marketing and supporting security products across integrated systems and, accordingly, it operates in one industry segment. The Company derived revenues through the provision of services in Canada from Canada of approximately $130,000 and $236,362 for the three months ended March 31, 2005 and 2004. However, it had no material Canadian assets as of March 31, 2005 and 2004.

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

OVERVIEW

         Secured Services, Inc. ("Secured Services") is the first single-vendor provider of Secured User Management solutions, our comprehensive solution which enables large organizations to administer, control, and audit digital identities within the complex IT environment of business and governmental agencies. With our Identiprise Secured User Management software a single user login can provide access privileges to all designated portions of an enterprise's or agency's information resources and applications.

         Every organization is challenged with managing users' digital identities, in order to effectively control access to and use of its IT applications and information assets. Disjointed identity management approaches create a significant set of operational, security, and regulatory compliance problems. The strategy behind our Identiprise(TM) Secured User Management software is to provide a comprehensive security solution that concurrently addresses this trio of problems.

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

         In addition, complementary professional services assist clients in understanding their regulatory and security requirements, designing appropriate policies, and developing plans and budgets to support the implementation of an enterprise-wide security solution. During Identiprise(TM) implementations, Secured Services provides project management, training and services to ensure successful roll-out of the Secured User Management solution.

         Secured Services' target customers include large to medium size organizations in the financial services, health care, and government markets, primarily in North America. Secured Services employs a multi-channel approach to reach these sector markets.

THE SECURED SERVICES SOLUTION. Identiprise

     Identiprise(TM) is the heart of our Secured User Management solution. It offers the combined advantages of:

     o  COMPLETE DIGITAL IDENTITY LIFE CYCLE MANAGEMENT.

        Identiprise(TM) incorporates comprehensive identity administration, access control, and audit management functionality, BUILT ON A SINGLE, INTEGRATED PLATFORM. This makes for unique cohesiveness and seamlessness in managing the entire life cycle of an identity (i.e. grant, use, modify, revoke, and audit);

     o  TRUE, ENTERPRISE-WIDE REACH.

        Identiprise(TM) establishes a single identity management system that spans all users and application types, whether Web-based, client/server, or legacy mainframe. The realization of TRUE SINGLE SIGN-ON, seamlessly integrated with user account provisioning processes, is unique to the industry; and

     o  EASE OF DEPLOYMENT.

        Identiprise(TM) overcomes traditional barriers to IAM deployments by adhering to three architecture design principles of Span, Speed and Scale. This yields a solution that is highly flexible, deploys rapidly and non-disruptively, and is radically less risky and complex to implement, relative to competing approaches.

        On November 1, 2004 we purchased the assets of Cybrix Corporation, a Minnesota company in the business of providing IT security services. We believe that the acquisition of Cybrix broadens both our skill set and geographic coverage.

        Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its estimates and judgments, and actual results may differ from these estimates under different assumptions or conditions.

        Those estimates and judgments that were most critical to the preparation of the financial statements involved revenue recognition, recognition of impairment and software development costs as further explained in our Annual Report on Form 10-KSB for the year ending December 31, 2004.

RESULTS OF OPERATIONS

        The following table sets forth for the period presented the statement of consolidated operations data as an approximate percentage of revenues:

                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                 MARCH, 31, 2005       MARCH 31, 2004
                                                 ---------------       --------------
Revenues                                           100.0%                 100.0%
Cost of revenues                                    72.2%                   28.%
                                                   ------                 ------
Gross profit                                        27.8%                  72.0%
                                                   ------                 ------
Selling, general and administrative expense        225.3%                 140.0%
Research and development                            61.3%                  24.0%

Depreciation and amortization                       12.4%                  13.0%
Total operating costs and expenses                 299.0%                 177.0%
                                                   ------                 ------
Loss from operations                              -271.2%                -105.0%
Net interest expense                                -1.1%                 -2.80
                                                   ------                 ------
Net loss                                          -272.3%                -107.8%
                                                  =======                =======

THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

REVENUES. The revenues for the three months ended March 31, 2005 and 2004 totaled approximately $877,000 and $531,000, respectively, an increase of 66%. Identiprise(TM) revenues totaled $230,000 and revenues from other services totaled $647,000 for the three months ended March 31, 2005. The increase in revenues was due primarily our acquisition of Cybrix in 2004, continued increased investment in sales and marketing efforts and recent release of our new version 6 of Identiprise(TM).

COST OF REVENUES. Cost of revenues totaled $633,000 or 72% of our revenues for the three months ended March 31, 2005 compared to $147,000 or 28% of our revenues for the three months ended March 31, 2004. The increase in the Cost of revenues is due to primarily recruitment of staff to deliver the products and services and a change in the mix of product sales. Cost of revenues mainly consists of payroll and related expenses associated with our consulting services and software maintenance in connection with previously installed Identiprise(TM) licenses.

GROSS PROFIT. Our gross profit totaled $244,000 or 28% of our revenues for the three months ended March 31, 2005 compared to $383,000 or 72% of our revenues for the same period ended March 31, 2004. The decrease in gross profit is due mainly to the rapid increase in staffing cost from the recruitment of additional staff without a comparable increase in sales during the period and the decrease in the gross profit margin is due mainly to an increase in sales of our provision of services which have a lower profit margin.

RESEARCH AND DEVELOPMENT. The cost associated with our research and development efforts totaled $538,000 for the three months ended March 31, 2005 compared to $127,000 for the same period ended March 31, 2004, an increase of $411,000. These costs represent 61% and 24% of our revenues for the three months ended March 31, 2005 and 2004, respectively. The increase investment in research and development has enabled us to improve our Identiprise(TM) product to match future requirements of our customers and has resulted in the release of new versions of the product.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses totaled $1,977,000 and $743,000 for the three months ended March 31, 2005 and 2004, respectively. The $1,234,000 increase in costs include a rapid build-up of compensation costs for sales and marketing personnel together with the initial marketing costs for developing sales literature to maximize our new sales and marketing initiatives. We believe that these costs as a percentage of revenue will decrease in future periods if sales increase as anticipated and as the cost for developing initial marketing materials subsides.

DEPRECIATION AND AMORTIZATION. The costs for depreciation and amortization totaled $109,000 and $70,000 for the three months ended March 31, 2005 and 2004, respectively. These costs represented primarily amortization of intangible assets acquired in connection with the acquisition of our business operations in July 2003.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2005 and 2004 totaled $12,500 and $13,000, respectively, which is partially off-set by interest income of $2,700 and $1,200, respectively. Interest expense related primarily to the obligation owing to VASCO Data Security International, Inc.

NET LOSS. Our net losses for the three months ended March 31, 2005 and 2004 were approximately $2,390,000 and $567,000, respectively. These losses represent the cost to maintain current revenue streams while investing in the rapid growth of selling, marketing and research and development costs in order to reach our expansion goals. Net loss applicable to common stock for the three months ended March 31, 2005 and 2004 amounted to approximately $2,420,000 and $597,000, respectively, and includes payment of preferred stock dividend requirements of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had current assets totaling approximately $977,000. Total current assets include cash and cash equivalents of $107,000, a certificate of deposit for $76,000, and an additional certificate of deposit of $218,000, accounts receivable of $488,000 and other receivables of approximately $199,000. Cash equivalents are limited to investment grade marketable securities with maturities of 3 months or less when acquired. A certificate of deposit for $76,249 secures a letter of credit and matures in February 2006 and accrues interest at the rate of 2.85% per annum. The second certificate of deposit matures in November 2005 accrues interest at 4.75% per annum.

         Net cash used in operating activities totaled approximately $2,033,000 for the three months ended March 31, 2005 compared to $185,000 for the three months ended March 31, 2004. The increase in net cash used in operating activities is due primarily to our net loss resulting from an increase in investment in our sales, marketing and development efforts. Net cash used in investing activities approximated $109,000 for the three months ended March 31, 2005, and approximately $28,000 was used to acquire computer equipment.

         We received $414,000 for our private placement commenced on March 7, 2005 and $120,000 from subscriptions receivable from an employee for a private placement closed in May 2004. We also received $6,000 for the conversion of 4,000 warrants issued in the May 2004 private placement.

         We received a loan of approximately $184,000 from a principal stockholder which bears interest at 6% and is repayable on demand. We also received approximately $3,000 from another principal stockholder, repayable on demand.

         In January 2005, we executed two letters of intent to acquire the businesses and certain assets of two companies which our management believes will compliment our current products and service offerings. One of the Letters of Intent is for the purchase of a security software product company for an initial purchase price of approximately $17,000,000 which is to be paid in cash and stock and the other is for the purchase of a software security product company relating to wireless technology for a purchase price of approximately $6,250,000 which is to be paid in cash and stock (the "Wireless Acquisition"). Consummation of both acquisitions is subject to, among other things, the determination of the final terms of the agreements, the final approval of the Boards of Directors of both companies and the completion of our financing.

         On March 18, 2005, we entered into a preliminary understanding with the lead institutional investor to sell shares of convertible preferred stock to a group of institutional investors for $10,000,000 in cash, $7,000,000 of which was to be used to fund the two proposed acquisitions with the balance to be used for working capital purposes. This understanding was subsequently terminated. However, in May 2005, we received a new proposal from the lead institutionally investor. Under the terms of the new proposal, the investors would be purchasing $7,000,000 of 3-year convertible debentures and, in addition to the closing conditions customary for this type of transaction, the closing of this transaction will be conditioned on the consummation of the Wireless Acquisition transaction (described above). The funds from this sale will be used mainly for working capital purposes.

         As of May 20, 2005, the purchase of the security software product company has been suspended and the purchase of the software security product company relating to wireless technology is progressing with, among other changes, the proposed purchase price being increased to $7,000,000, $5,000,000 of which will be payable in shares of our convertible preferred stock and the remainder to be payable in cash and promissory notes. The purchase of the wireless technology company is expected to close on or about June 3, 2005.

         On March 7, 2005, we commenced private placement offerings of up to 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through March 31, 2005, the Company sold approximately 69,000 units from which it received proceeds, net of estimated offering costs, of approximately $414,000. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. As of May 20 we have sold 75,000 additional units through May 20, 2005. We cannot assure you that we will be able to sell any additional units. The securities were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and Regulation D and Regulation S thereunder.

         In addition to the on-going private placements of units we are also pursuing other financing arrangements.

         We believe that our current cash balances, the anticipated cash generated from operations, including the realization of deferred revenue which is recorded as a current liability, deposits that will be received in future quarters on orders and the impact of obtaining additional equity financing, will be sufficient to meet our anticipated cash needs over the next twelve months.

         There is substantial risk, however, that we may not be able to either obtain additional financing or the revenue growth and cash receipts will not be sufficient to generate the funds needed to repay the debt to VASCO (See Note 5 of the consolidated financial statements in the Form 10-K) within the terms of the existing agreement. If we are unable to meet our revenue and cash goals and also unable to either renegotiate the terms of the agreement with VASCO, we may need to significantly reduce our workforce, sell certain of its assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

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

         In response to the matters identified, we have taken steps to strengthen our internal control over financial reporting to remediate the significant deficiencies. Specifically, we have engaged the services of experts to improve the reporting process.

         Other than as set forth above there were no changes in Secured Services internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Secured Services' internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         In January, 2005, we issued shares of our common stock as follows:

         (i) 17,757 shares to VASCO Data Security International, Inc, in payment of dividend due on the outstanding shares of our Series A Convertible Preferred Stock for the quarter ended March 31, 2005. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act")"; and

         (ii) 6,000 shares to a consultant, Crosslink as compensation for consultation services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         (iii) 3 year common stock purchase warrants with an exercise price of $1.96 per share to purchase 50,000 shares which expires on January 7, 2010. These shares were issued to Crosslink for compensation for consulting services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Act.

         (iv)   3 year common stock purchase warrants with an exercise price of
                1.96 per share, to purchase 50,000 shares which expires on January 7, 2008 and are immediately exercisable, where issued to Crosslink for compensation for consulting services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Act.

         (v) On November 29, 2004, the Board authorized the issuance of 50,000 restricted shares, at a price of $1.40 per share of our common stock to Steven Sonnenberg, an employee. The shares were issued to Mr. Sonnenberg as of the close of business on November 16, 2004 pursuant to Sections 4(2) and 4(6) of the Act. Of the 50,000 shares issued, 16,666 shares will vest on the 1st anniversary of the issuance date and the remaining 33,334 shares will vest on the 2nd anniversary of the issuance date. The vesting of the shares is contingent upon Mr. Sonnenberg's continued employment with us. Mr. Sonnenberg is deemed the owner of these shares as of the date of grant and, as such will be entitled to vote them on all matters presented to stockholders for a vote and will be entitled to dividends, if any, payable on our common stock. If Mr. Sonnenberg terminates his employment with us voluntarily or we terminate him, any unvested shares will be forfeited and will revert to back to us.

         On March 7, 2005, we commenced private placement offerings of up to 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through March 31, 2005, we sold approximately 69,000 units from which it received proceeds, net of estimated offering costs, of approximately $414,000. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. We cannot assure you that we will be able to sell any additional units. The securities were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and Regulation D and Regulation S thereunder.



ITEM 6. EXHIBITS

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

Date       MAY 20, 2005                  /s/ KING T. MOORE
       ---------------------             -----------------
                                         King T. Moore
                                         President and Chief Executive Officer

Date       MAY 20, 2005                  /s/ JOHN G. DAY
       ---------------------             ---------------
                                         John G. Day
                                         Chief Financial Officer
                                         (Principal Financial Officer)