Form 10QSB
period 2005-06-30
SECURED SERVICES INC
filed 2005-08-22
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005 the issuer had outstanding 18,179,865 shares of its common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2005


PART I - FINANCIAL INFORMATION
                                                                                                    PAGE
         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      June 30, 2005 (unaudited) and December 31, 2004..............................       2

                  Condensed Consolidated Statements of Operations and Comprehensive Income
                      (Loss) for the six and three months ended June 30, 2005 and 2004 (unaudited).       3

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                      for the six months ended June 30, 2005 (unaudited)...........................       4

                  Condensed Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2005 and 2004 (unaudited)..................       5

                  Notes to Condensed Consolidated Financial Statements (unaudited).................       7

         Item 2. Management's Discussion and Analysis or Plan of Operation.........................      17

         Item 3. Controls and Procedures...........................................................      23

PART II - OTHER INFORMATION


         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................      24


         Item 6. Exhibits..........................................................................      26

SIGNATURES.........................................................................................      27

PART I - FINANCIAL INFORMATION.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2005 (Unaudited) AND DECEMBER 31, 2004

                                                                                                      June 30,         December 31
                                            ASSETS                                                      2005               2004
                                                                                                   ------------        ------------
Current assets:
     Cash and cash equivalents                                                                     $  1,134,101        $  1,607,777
     Certificate of deposit                                                                             294,301             218,051
     Cash held in escrow                                                                              3,000,000
     Accounts receivable, net of allowance for doubtful
         accounts of $133,944 and $93,750                                                               604,006             518,183
     Note receivable - employee                                                                          38,000              38,000
     Due from stockholder                                                                                32,400              32,800
     Prepaid expenses and other current assets                                                          188,311             123,357
                                                                                                   ------------        ------------
              Total current assets                                                                    5,291,119           2,538,168

Loans receivable from related parties                                                                   251,075             945,281
Computer equipment, net of accumulated depreciation of $155,715 and
            $61,258                                                                                     168,526             146,656
Goodwill                                                                                              7,535,776           2,808,429
Other intangible assets, net of accumulated amortization of $546,019
            and $387,777                                                                              3,525,223             717,465
                                                                                                   ------------        ------------

              Totals                                                                               $ 16,771,719        $  7,155,999
                                                                                                   ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes payable                                                              $  1,377,420        $    355,494
     Accounts payable                                                                                   736,693             328,314
     Accrued expenses                                                                                 1,069,824           1,127,905
     Deferred revenues                                                                                   20,468             108,173
     Loans payable to stockholders                                                                      346,679
                                                                                                   ------------        ------------
              Total current liabilities                                                               3,551,084           1,919,886

Convertible debentures, net of debt discount of $564,671                                              6,435,329
Dividends payable in common stock                                                                        30,000              30,000
Notes payable, net of current portion                                                                    32,483             230,735
                                                                                                   ------------        ------------

              Total liabilities                                                                      10,048,896           2,180,621
                                                                                                   ------------        ------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock; par value $.0001 per share; 5,000,000 shares authorized;
         2,000,000 shares of Series A convertible preferred
         stock issued and outstanding                                                                       200                 200
         4,170 shares of Series B convertible preferred
         stock issued and outstanding at June 30, 2005                                                       --
     Common stock, par value $.0001 per share; 50,000,000 shares
         authorized; 18,179,865 and 17,378,836 shares issued and outstanding                              1,818               1,738
     Additional paid-in capital                                                                      19,509,792          12,465,943
     Subscriptions receivable for 768,000 shares                                                       (456,000)           (576,000)
     Accumulated deficit                                                                            (12,307,056)         (6,953,151)
     Accumulated other comprehensive income  (loss)                                                     (25,931)             36,648
                                                                                                   ------------        ------------
              Total stockholders' equity                                                              6,722,823           4,975,378
                                                                                                   ------------        ------------

              Totals                                                                               $ 16,771,719        $  7,155,999
                                                                                                   ============        ============

See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                SIX AND THREE MONTHS ENDED JUNE 30, 2005 and 2004
                                   (Unaudited)

                                                    Six Months        Six Months       Three Months      Three Months
                                                       Ended             Ended             Ended             Ended
                                                   June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                                   -------------     -------------     -------------     -------------
Revenues - sales and services                      $  1,845,128      $    936,928      $    967,492      $    405,863

Cost of revenues                                      1,160,187           347,547           526,725           200,045
                                                   ------------      ------------      ------------      ------------

Gross profit                                            684,941           589,381           440,767           205,818
                                                   ------------      ------------      ------------      ------------

Operating expenses:
     Selling, general and administrative              3,524,735         1,879,117         1,637,474         1,136,558
     Research and development                           968,247           333,988           429,929           207,079
     Depreciation of computer equipment                  34,104            16,807            17,180             7,185
     Amortization of intangible assets                  158,242           120,000            66,137            60,000
     Charge for impairment of loans to
         related parties                                745,642                --           745,642                --
                                                   ------------      ------------      ------------      ------------
     Totals                                           5,430,970         2,349,912         2,896,362         1,410,822
                                                   ------------      ------------      ------------      ------------


Loss from operations                                 (4,746,029)       (1,760,531)       (2,455,595)       (1,205,004)

Other income (expense):
     Cost of terminated acquisition                    (522,517)                           (522,517)
     Other income                                        58,092            13,738            55,379            12,519
     Interest expense                                   (83,451)          (24,980)          (70,963)          (12,114)
                                                   ------------      ------------      ------------      ------------

Net loss                                             (5,293,905)       (1,771,773)       (2,993,696)       (1,204,599)
Preferred stock dividend requirements                    60,000            60,000            30,000            30,000
                                                   ------------      ------------      ------------      ------------


Net loss applicable to common stock                $ (5,353,905)     $ (1,831,773)     $ (3,023,696)     $ (1,234,599)
                                                   ============      ============      ============      ============

Loss per common share - basic and diluted          $      (0.30)     $      (0.16)     $      (0.17)     $      (0.08)
                                                   ============      ============      ============      ============

Weighted average common shares outstanding           17,689,120        11,677,534        17,934,621        14,633,458
                                                   ============      ============      ============      ============

Comprehensive income (loss)
     Net loss                                      $ (5,293,905)     $ (1,771,773)     $ (2,993,696)     $ (1,204,599)
     Other comprehensive income (loss) --
       Foreign currency translation adjustment          (62,579)           (3,543)               50                --
                                                   ------------      ------------      ------------      ------------

Comprehensive income (loss)                        $ (5,356,484)     $ (1,175,316)     $ (2,993,646)     $ (1,204,599)
                                                   ============      ============      ============      ============



See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------

                                 Series a             Series B
                               Convertible           Convertible
                             Preferred Stock       Preferred Stock          Common Stock       Additional
---------------------------------------------------------------------------------------------   Paid-in     Subscriptions
                            Shares    Amount     Shares     Amount      Shares     Amount        Capital      Receivable
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005   2,000,000   $200                           17,378,836    $1,738    $12,465,943    $(576,000)
---------------------------------------------------------------------------------------------------------------------------
Preferred stock and
warrants issued in
connection with
acquisition                                       4,170                                        5,204,539
---------------------------------------------------------------------------------------------------------------------------

Subscriptions paid                                                                                            120,000
---------------------------------------------------------------------------------------------------------------------------
Shares issued upon
exercise of warrants                                                     4,000                   6,000
---------------------------------------------------------------------------------------------------------------------------

Dividends declared on
preferred stock
---------------------------------------------------------------------------------------------------------------------------
Warrants issued in
exchange for services                                                                            6,450
---------------------------------------------------------------------------------------------------------------------------
Warrants issued in
connection with debt
financing, including
charge for beneficial
conversion rights of                           $286,312                                         626,069
---------------------------------------------------------------------------------------------------------------------------
Shares issued for payment
of accrued dividends on
preferred stock                                                         36,021         4        59,996
---------------------------------------------------------------------------------------------------------------------------
Shares issued in exchange
for services                                                            185,000       18        276,841
---------------------------------------------------------------------------------------------------------------------------
Shares sold through
private placement, net of
expenses                                                                576,008       58        863,954
---------------------------------------------------------------------------------------------------------------------------

Net loss
---------------------------------------------------------------------------------------------------------------------------
Foreign currency
translation adjustments
                           ---------   ----       -----       --      ----------    ------    -----------    ---------
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2005     2,000,000   $200       4,170       $-      18,179,865    $1,818    $19,509,792    $(456,000)
                           =========   ====       =====       ==      ==========    ======    ===========    =========
---------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------
                                           Accumulated
                                              Other
                            Accumulated   Comprehensive
                              Deficit     Income (Loss)      Total
------------------------------------------------------------------------
Balance, January 1, 2005  $(6,953,151)      $36,648        $4,975,378
------------------------------------------------------------------------
Preferred stock and
warrants issued in
connection with
acquisition                                                 5,204,539
------------------------------------------------------------------------

Subscriptions paid                                           120,000
------------------------------------------------------------------------
Shares issued upon
exercise of warrants                                          6,000
------------------------------------------------------------------------

Dividends declared on
preferred stock             (60,000)                        (60,000)
------------------------------------------------------------------------
Warrants issued in
exchange for services                                         6,450
------------------------------------------------------------------------
Warrants issued in
connection with debt
financing, including
charge for beneficial
conversion                                                   626,069
------------------------------------------------------------------------
Shares issued for payment
of accrued dividends on
preferred stock                                               60,000
------------------------------------------------------------------------
Shares issued in exchange
for services                                                 276,859
------------------------------------------------------------------------
Shares sold through
private placement, net of
expenses                                                     864,012
------------------------------------------------------------------------

Net loss                   (5,293,905)                      (5,293,905)
------------------------------------------------------------------------
Foreign currency
translation adjustments                    (62,579)           (62,579)
                         -------------     --------           --------
------------------------------------------------------------------------

Balance, June 30, 2005   $(12,307,056)    $(25,931)         $6,722,823
                         =============    ========          ==========
------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (Unaudited)

                                                                                                    June 30, 2005      June 30, 2004
                                                                                                    -------------      -------------
Operating activities:
     Net loss                                                                                       $(5,293,905)        $(1,771,773)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation of computer equipment                                                              34,104              16,807
         Amortization of intangible assets                                                              158,242             120,000
         Amortization of debt discount                                                                    8,694
         Charge for impairment of loans from related parties                                            745,642
         Provision for bad debts                                                                         40,237              26,250
         Deferred revenues                                                                              (87,705)            184,844
         Common stock and warrants issued for services                                                  283,309              27,200
         Changes in operating assets and liabilities:
                  Accounts receivable                                                                   (86,622)           (121,059)
                  Prepaid expenses and other current assets                                               2,788             (27,590)
                  Accounts payable                                                                      (25,834)            (40,771)
                  Accrued expenses                                                                      (58,081)            576,981
                                                                                                    -----------         -----------
                       Net cash used in operating activities                                         (4,279,131)         (1,009,111)
                                                                                                    -----------         -----------

Investing activities:
     Cash paid for acquisition of Chameleon Communications
       Technology Inc.                                                                               (1,147,000)
     Purchase of certificate of deposit                                                                 (76,250)
     Loans to related parties, net                                                                      (31,436)           (548,873)
     Loan to employee                                                                                                       (38,000)
     Purchases of computer equipment                                                                    (37,646)            (53,170)
                                                                                                    -----------         -----------
                      Net cash used in investing activities                                          (1,292,332)           (640,043)
                                                                                                    -----------         -----------


Financing activities:
     Proceeds from issuance of convertible debentures, net of
          amounts held in escrow                                                                      4,000,000
     Repayments of note payable                                                                        (176,325)           (171,609)
     Proceeds from loan payable to stockholders                                                         346,679             250,050
     Repayment of loan payable to stockholder                                                                              (250,050)
     Proceeds from exercise of warrants                                                                   6,000
     Proceeds from subscriptions receivable for common stock                                            120,000             665,000
     Proceeds from private placements of common stock, net                                              864,012           6,621,780
                                                                                                    -----------         -----------
                       Net cash provided by financing activities                                      5,160,366           7,115,171
                                                                                                    -----------         -----------

Effect of foreign currency translation on cash                                                          (62,579)             (3,543)
                                                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents                                                   (473,676)          5,462,474

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (Unaudited)

                                                   June  30, 2005  June 30, 2004
                                                   --------------  -------------
Cash and cash equivalents, beginning of period       $1,607,777     $  203,677
                                                     ----------     ----------

Cash and cash equivalents, end of period             $1,134,101     $5,666,151
                                                     ==========     ==========

Supplementary disclosure of cash flow information:
         Interest paid                               $   50,766     $   24,980
                                                     ==========     ==========



See Notes to Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation and going concern matters:

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Secured Services, Inc. ("SSI") and its subsidiaries (the "Company") as of June 30, 2005, and the Company's results of operations for the six and three months ended June 30, 2005 and 2004, changes in stockholders' equity for the six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 and 2004. Information included in the condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited balance sheet of the Company as of December 31, 2004 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2004 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 10-KSB.

              The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other subsequent period.

              Going Concern

              The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $1,845,000 and $937,000 and it incurred net losses of approximately $5,354,000 and $1,832,000 and had cash flow deficiencies from operating activities of approximately $4,279,000 and $1,009,000 for the six months ended June 30, 2005 and 2004, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

              Management believes that, in the absence of a substantial increase in revenues from sales and services, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least June 30, 2006 and that the Company will require new capital funding to maintain a required minimum level of operations and continue as a going concern. If the Company is unable to meet its revenue and cash goals and also renegotiate the terms of its outstanding debt or obtain new equity or debt funding, until it can market, expand its customer base and achieve profitability, it may have to curtail or terminate some, or all, of its planned operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.


Note 2 - Business operations:

              The Company is an information security company, which provides Secured User Management Software for the entire enterprise. The Company's customers manage complex application access for employees, suppliers, and their customers. Customers must manage operational risk and meet regulatory compliance requirements. Customers work within a complex IT infrastructure developed over decades and made up of mainframe, client/server and web-based applications.

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

              As part of the Company's overall operations described above, Chameleon Communications Technology, Inc. ("Chameleon"), which was acquired on June 14, 2005 (see Note 3) and is located in Seattle, Washington, enables the secure convergence of wired and wireless IP networks, supplying a secure network operating platform to broadband service providers and enterprises which enables the integration of WiFi/WiMAX into their networks and service delivery platforms for data, VoIP and video. The software provides a comprehensive collection of services to secure, manage and simplify the use of wireless communications across disparate networks.

              By deploying the Chameleon Broadband Suite, telecommunications service providers leverage Chameleon's software to use emerging wireless broadband technologies to cost effectively extend service areas, and to tightly integrate wireless broadband services with existing back office systems to enable seamless operations and customer support. Enterprises and government agencies leverage Chameleon Technology software to secure inherently insecure wireless networks for local and remote access to sensitive, mission critical data, enabling mobility of data resources and the accompanying gains in productivity.

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

Note 3 - Business acquisitions:

              On June 14, 2005 (the "Effective Date"), the Company acquired all of the business and assets of Chameleon by merger (the "Chameleon Merger Transaction") and closed on the private placement of

              $7,000,000 of debentures and warrants to Midsummer Investment, Ltd. and Islandia L.P., both institutional buyers and accredited investors (each an "Investor") (the "Debenture Transaction") pursuant to a Securities Purchase Agreement (the "Debenture Agreement") dated as of June 13, 2005 (see Notes 6 and 8). The Company received $4,000,000 in cash from Midsummer Investment Ltd., and paid $1,000,000 to the stockholders of Chameleon.

              The consideration for the Chameleon Merger Transaction consisted of $1,147,000 in cash, 1-year non-interest bearing promissory notes (the "Chameleon Merger Notes") in the aggregate principal amount of $1 million convertible at the option of the holders into 834,000 shares of our common stock after 360 days, $5 million of our Series B Shares, consisting of 4,170 Series B Shares convertible into 4,170,000 shares of common stock (the "Chameleon Merger Shares"), and four-year common stock purchase warrants to purchase 1,876,500 shares of our common stock at an exercise price of approximately $1.28 per share (the "Chameleon Merger Warrants"). The Chameleon Merger Notes, the Chameleon Merger Warrants and the Chameleon Merger Shares are all subject to anti-dilution adjustments. The consideration for the Chameleon Merger Transaction was determined in "arms-length" negotiations and the transaction was unanimously approved by the Boards of Directors of the parties involved.

              The components of the purchase price and the preliminary allocation of the purchase price to the acquired assets is summarized below:

              Purchase price:

              Estimated fair value of preferred stock
                and warrants issued                          $5,204,539
              Notes payable                                   1,000,000
              Cash                                            1,147,000
                                                             ----------
                  Total consideration                        $7,351,539
                                                             ==========

              Allocation of purchase price:

              Contracts and customer relationships           $  556,000
              Developed technology                            2,410,000
              Goodwill                                        4,727,347
              Accounts receivable                                39,438
              Other current assets                               34,639
              Equipment                                          18,328
              Accounts payable                                 (434,213)
              ---------------------------------------------------------
                  Net assets acquired                        $7,351,539
              =========================================================

              As explained above, the Company completed the merger, which will be accounted for as a purchase on June 14, 2005. The purchase price allocation was based on preliminary information as to, among other things, the fair value of the preferred stock issued by the Company and the fair value of the identifiable assets and goodwill acquired. The final valuations may differ and, accordingly, the amounts actually allocated to the identifiable assets and goodwill and certain other assets and liabilities may differ from those shown above.

              The summarized unaudited pro forma financial information for the six and three months ended June 30, 2005 and 2004 that follows assumes the acquisitions of Cybrix Corporation ("Cybrix") on November 1, 2004 (see Note 3 in the 10-KSB) and Chameleon on June 14, 2005 were consummated on January 1, 2004.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      For the                                       For the
                                                 Six Months Ended                              Three Months Ended
                                                      June 30,                                      June 30,
                                             2005                 2004                     2005                     2004
                                        -----------------------------------------------------------------------------------
Revenues                                 $ 1,888,523          $ 1,501,333                $ 968,430               $ 656,451
Cost of revenues                           1,162,286              682,437                  526,725                 366,732
                                        -----------------------------------------------------------------------------------
Gross profit                                 726,237              818,896                  441,705                 289,719
Operating expenses                         5,908,470            3,392,755                3,113,847               2,055,971
                                        -----------------------------------------------------------------------------------
Loss from operations                      (5,182,233)          (2,573,859)              (2,672,142)             (1,766,252)
Other expense                                739,011              224,830                  613,037                  84,298
                                        -----------------------------------------------------------------------------------
Net loss                                $ (5,921,244)        $ (2,798,689)            $ (3,285,179)           $ (1,850,550)
                                        ===================================================================================
Net loss applicable to common stock     $ (5,981,244)        $ (2,858,685)            $ (3,315,179)           $ (1,880,547)
                                        ===================================================================================

Loss per share - basic and diluted      $      (0.34)        $      (0.24)            $      (0.18)           $      (0.13)
                                        ===================================================================================
Weighted average common shares
   outstanding                            17,689,120           11,677,534               17,934,621              14,633,458
                                        ===================================================================================

              The acquisitions were accounted for as purchases and, accordingly, the Company's condensed consolidated financial statements have only included the results of operations of Cybrix from November 1, 2004 and Chameleon from June 14, 2005, the dates of acquisition. The identifiable intangible assets that arose from the Chameleon acquisition are being amortized on the straight-line method over three years.


Note 4 - Earnings (loss) per common share:

              The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible debentures and preferred stock, were issued during the period, with appropriate adjustments for the application of the treasury stock method with respect to options and warrants assumed to have been exercised and the elimination of any dividends and interest on the preferred shares and convertible debentures assumed to have been converted from net income or loss.

              Since the Company had net losses for the six and three months ended June 30, 2005 and 2004, the assumed effects of the issuance of the potentially dilutive securities shown below into an equivalent number of shares of common stock would have been anti-dilutive.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                           June 30,
                                                  2005                 2004
                                                ---------            ---------
Exercise of options and warrants outstanding    9,755,220            3,804,551
Series A convertible preferred stock            2,000,000            2,000,000
Series B convertible preferred stock                4,170                    -
7.5% convertible debentures                     6,671,114                    -
                                               ----------           ----------
                              Totals           18,430,504            5,804,551
                                               ==========           ==========

Note 5 - Related Party Transactions and Balances

              As of December 31, 2004, the Company has made aggregate cash advances of $1,545,281 to related companies in which a founder/director of the Company has an ownership interest. The related companies have used the funds to pursue litigation to regain certain technology consulting contracts, which they believe were misappropriated from them. The Company owns rights to purchase the contracts from the related companies in exchange for its common stock. Management believes that the contracts in question are lucrative, and if the related companies prevail in the litigation, the Company would seek to exercise its rights to obtain the contracts.

              The advances of $1,545,281 are evidenced by two notes receivable bearing interests at the rate of 6% per annum. Interest only is payable monthly with the entire principal balance and all accrued and unpaid interest due on April 1, 2006. The notes are collateralized by 500,000 shares of the Company's common stock as well as certain other proprietary intangible assets of related companies.

              At December 31, 2004, management made an assessment that the related companies did not have sufficient resources to continue pursuing the litigation, and possibly would not have sufficient resources to continue operating if the litigation process is not decided in their favor. Based on the status of the litigation, management had estimated that subsequent to December 31, 2004, the related companies could require additional funds of approximately $300,000 to carry the litigation to its conclusion.

              At December 31, 2004, the Company wrote down the notes receivable by $600,000 to $945,281. The balance approximated the estimated fair value of the collateral that secures the notes at that date. In addition, the Company discontinued the accrual of interest. In May 2005, the Company learned that they were not successful in all aspects of their case and in June 2005 the Company has decided to suspend the pursuit of the litigation until they can obtain further legal advice. Based on the status of the litigation at June 30, 2005, the Company recorded an additional write down of $725,625 reducing the receivable balance to a total of $219,656 which represents the Estimated Fair Value of the collateral that secures the notes at that date.

              As of June 30, 2005, there are additional related party balances of $31,419.

Note 6 - Stockholders' equity:

              Preferred stock:

                As of June 30, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                As of June 30, 2005, the Company had designated and issued 2,000,000 shares of Series A convertible preferred stock ("Series A Shares"). Each share can be converted to one share of common stock and has the voting rights similar to common stock. In addition, each of the Series A Shares earns a quarterly dividend of 6% which is payable in shares of the Company's common stock based on the average trading price of the common stock over a specified period.

                As of June 30, 2005, the Company has designated and issued 4,170 shares as Series B convertible preferred stock (the "Series B Shares") in connection with the Chameleon acquisition. These shares were valued initially and preliminary at $5,000,000. The Series B Shares: (i) rank pari passu with the Series A Shares, except that the Series A Shares are entitled to a preference on liquidation with respect to certain property; (ii) are entitled to cumulative dividends at 7.5% per annum payable in common stock, (iii) are convertible into shares of common stock are calculated

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders' equity continued:

                based on 90% of the average of the daily volume weighted average price for the 20 days prior to the quarterly dividend payment date; (iv) vote: (a) as a single class with the holders of the common stock, on all matters submitted to a vote of, or the consent of, the holders of the common stock, except that for as long as 51% of the initial number of Series B Shares are outstanding, the holders also have the right to vote as a separate class for the election of three members of our Board of Directors, provided however that while the Series B Shares have such separate class voting rights the holders thereof do not have the right to vote on the election of the remaining members of the Board; and (b) that number of votes equal to the number of whole shares of the common stock as to which such shares are then convertible; (v) have preference on liquidation over any junior rank security; and (vi) subject to anti-dilution adjustment, are each convertible into 1,000 shares of common stock at the option of the holder.

         Common shares issued to consultants:

              During the six and three months ended June 30, 2005, the Company issued a total of 165,000 and 56,000 shares, respectively, of its common stock with an aggregate fair value of $246,859 and $83,360, respectively, in exchange for services. For the six and three months ended June 30, 2004 the Company issued 132,000 shares of common stock in exchange for services having an aggregate value of $ 99,000.

         Common shares issued to employees:

              During the six months ended June 30, 2005 and 2004, the Company issued a total of 20,000 and 40,000 shares of its common stock having an aggregate fair value of $30,000 and $27,200, as compensation to a key employee.

         Common shares issued as payment of preferred dividends:

              During the six and three months ended June 30, 2005, the Company issued 36,021 and 17,751 shares of its common stock as payment of $60,000 and $30,000 of dividends, respectively, on its Series A Shares.

         Common shares are warrants issued through provate placements:

         On March 7, 2005, we commenced private placement offerings of up to 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through June 30, 2005, the Company issued approximately 576,000 shares and warrants to purchase 288,000 shares upon the sale of approximately 144,000 units from which it received proceeds, net of estimated offering costs, of approximately $864,000. The private offering is closed.


Note 7 - 7.5% CONVERTIBLE DEBENTURES DUE JUNE 13, 2008

         On June 14, 2005, the Company sold 3-year convertible debentures in the aggregate principal amount of $7,000,000, with a maturity date of June 13, 2008, bearing interest at 7.5% per annum (the "Debentures") and five year warrants to purchase 1,876,500 shares of common stock at an exercise price of approximately $1.28 per share. Subject to anti-dilution adjustment, the Debentures are convertible into shares of common stock at anytime following issuance at a price of $1.1992 per share provided, however, no conversion can be effected if upon giving effect to such conversion, the holder would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The interest on the Debentures is payable in arrears quarterly on March 31, June 30, September 30 and

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         December 31, in cash or shares of common stock if certain conditions are met, including the effectuation of a registration statement registering, among other shares, 130% of the shares underlying the Debentures, the warrants, an estimated 1,515,808 shares covering the interest and an estimated 3,326,250 shares covering the impact of the anti-dilution features.

         Management expects that the Company will engage a chief executive officer during the third quarter of the year ending December 31, 2005 and, accordingly, the balance has been included in current assets in the accompanying condensed consolidated financial statements.

         Of the $7,000,000 raised from the sale of the Debentures, the Company received $4,000,000 on June 14, 2005 with the remaining $3,000,000 placed in escrow to be released as follows:


              o The conversion by an Investor of all or part of the principal amount of the Debenture held by such Investor in excess of such Investor's pro rata portion of the amount deposited in escrow;

              o The engagement of a Chief Executive Officer, who may be an existing officer or employee of Secured Services, acceptable to a specified designee of the Investors; or

              o      Receipt of the written consent of the Investors.

         Otherwise the funds get released to the Investors upon an event of default or if the escrow amount has not been released to the Company within 120 days following the Effective Date.

         The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion options that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5. Such value is allocated to additional paid-in capital and the resulting debt discount is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange. The beneficial conversion rights attributable to the issuance of the Debentures had a fair value of $286,312, which equaled the excess of the aggregate proceeds the investors would have received, over the face value of the Debentures, if the investors had converted the Debentures, exercised the warrants issued to the investors in connection with the Debentures and sold the resulting shares on June 14, 2005.

Note 8 - Stock options and warrants:

         Information related to the Company's stock options is included in Note 8 in the 10-KSB. A summary of stock option activity during the six months ended June 30, 2005 follows:

                                                                      Weighted-
                                                                      Average
                                                                      Exercise
                                                       Shares           Price
                                                      ---------       --------
                    Outstanding January 1, 2005       1,097,397         $1.81

                    Granted to employees                 80,000         $1.96

                    Forfeited                           (55,907)        $1.96
                                                      ---------

                    Outstanding, June 30, 2005        1,121,490         $2.12
                                                      =========

                    Exercisable, June 30, 2005          514,640         $2.11
                                                      =========         =====

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

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net loss and loss per common share as if a fair value based method of accounting had been applied.

         Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying consolidated financial statements for stock options granted to employees. However, there was no material difference between the company's historical net loss applicable to common stock and loss per common share and pro forma loss applicable to common stock and loss per share for the six and three months ended June 30, 2005 and 2004 assuming compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period consistent with the provisions of SFAS 123.

         As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with the quarter ending March 31, 2006

         A summary of warrant activity for the six months ended June 30, 2005 follows:

                                                                                                                   Weighted
                                                                                                                   Average
                                                                                                                   Exercise
                                                                                                   Amount           Price
                                                                                                 ---------        ----------
                     Outstanding, January 1, 2005                                                3,191,721          $1.81

                     Issued in conjunction with consulting services                                100,000          $1.96

                     Issued in connection with financing and merging agreements                  5,346,009          $1.96

                     Exercised                                                                      (4,000)         $1.50
                                                                                                 ---------

                     Outstanding, June 30, 2005                                                  8,633,730          $1.48
                                                                                                 =========          =====

Note 9 -  Income taxes:

          As of June 30, 2005, the Company had Federal and Canadian net operating loss carryforwards of approximately $9,515,400 and $772,800, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2024 and 2010, respectively. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $2,419,200 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2005. The Company had also offset such benefits through a valuation allowance during the year ended December 31, 2004 (see Note 9 in the Form 10-KSB for the year ended December 31, 2004). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

Note 10 - Segment and related information:

              The Company's operations consist principally of marketing and supporting security products across integrated systems and, accordingly, it operates in one industry segment. The Company derived revenues from Canada of approximately $224,000 and $94,000 for the six months and three months

                     SECURED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ended June 30, 2005 and $379,000 and $143,000 for the six and three months ended June 30, 2004, respectively. However, it had no material Canadian assets as of June 30, 2005 and 2004.

Note 11 - Terminated acquisition:

              In December 2004, the Company signed a letter of intent to purchase Allegent Inc., for cash and stock. As of June 30, 2005, the letter of intent has expired and negotiations have been suspended. As a result, during the three months ended June 30, 2005, the Company recorded a $522,517 charge associated with costs expensed towards this potential acquisition.

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

OVERVIEW

         Secured Services, Inc. ("Secured Services") provides Secured User Management solutions that enable large organizations to administer, control and audit users' digital identities' and their access privileges to applications, data systems and connectivity in wired and wireless networks. With our IDENTIPRISE SECUREDUSER software, a single user logon can provide controlled access to all user applications (Web, client/server and mainframe). Additionally, this solution provides an automated way to grant, modify or revoke user account access to applications and connectivity. Our IDENTIPRISE SECUREDMOBILE software solution delivers end-to-end encrypted data communications between a user device (e.g. computer, handheld, mobile phone) and protected information resources, across any wired or wireless network with connection mobility across such networks.

         Every organization is challenged with managing users' digital identities and communications security. Disjointed or piecemeal management approaches create a significant set of operational, security and regulatory compliance problems. The strategy behind our IDENTIPRISE Secured User software is to provide a comprehensive security solution that concurrently addresses this trio of problems.

         IDENTIPRISE differentiates itself in the marketplace by providing the combined benefits of (i) complete, end-to-end functionality "pre-integrated" on one platform and (ii) an architecture design that overcomes traditional barriers to deployment. This yields a solution that implements rapidly, non-disruptively, and comprehensively within complex IT environments, for all users, all application types, and across all networks, both wired and wireless.

         In addition, complementary professional services assist clients in understanding their regulatory and security requirements, designing appropriate policies, and developing plans and budgets to support the implementation of an enterprise-wide security solution. During IDENTIPRISE implementations, Secured Services provides project management, training and services to ensure successful roll-out of the Secured User Management solution. To that end, on November 1, 2004 we purchased the assets of Cybrix Corporation, a Minnesota company in the business of providing IT security services. On June 14 2005 we merged with Chameleon Communications Technology, Inc. ("Chameleon"), a provider of wireless security software which compliments our Identiprise product suite allowing our services to extend to mobile users. We believe that these acquisitions broaden both our skill set and geographic coverage.

         Secured Services' target customers include large to medium size organizations in the financial services, health care, telecom, and government markets, primarily in North America. Secured Services employs a multi-channel approach to reach these sector markets.


THE SECURED SERVICES SOLUTION: IDENTIPRISE

       IDENTIPRISE is the cornerstone of our Secured User Management strategy, targeting two distinct yet interlinked enterprise challenges:

o Securing the User - that is, the administration, control and audit of user's access privileges to information resources, generally known in the industry as "identity and access management" (IAM). These challenges are met by the IDENTIPRISE SECUREDUSER solution set.

o Securing the Connection - that is, the management of users' data communications encryption, bandwidth, and mobility. These challenges are met by the IDENTIPRISE SECUREDMOBILE solution set.

IDENTIPRISE SECUREDUSER

IDENTIPRISE SECUREDUSER offers the combined advantages of:

COMPLETE DIGITAL IDENTITY LIFE CYCLE MANAGEMENT. IDENTIPRISE SECUREDUSER incorporates comprehensive identity administration, access control, and audit management functionality, BUILT ON A SINGLE, INTEGRATED PLATFORM. This makes for unique cohesiveness and seamlessness in managing the entire life cycle of an identity (i.e. grant, use, modify, revoke and audit);

TRUE, ENTERPRISE-WIDE REACH. IDENTIPRISE SECUREDUSER establishes a single identity management system that spans all users and application types, whether Web-based, client/server or legacy mainframe. The realization of TRUE SINGLE SIGN-ON, seamlessly integrated with user account provisioning processes, is unique to the industry; and

EASE OF DEPLOYMENT. IDENTIPRISE SECUREDUSER overcomes traditional barriers to IAM deployments by adhering to three architecture design principles of Span, Speed and Scale. This yields a solution that is highly flexible, deploys rapidly and non-disruptively, and is radically less risky and complex to implement, relative to competing approaches.


IDENTIPRISE SECUREDMOBILE

IDENTIPRISE SECUREDMOBILE combines four core traits for managing and controlling the user's physical communications connection:

END-TO-END ENCRYPTION. IDENTIPRISE SECUREMOBILE ensures confidentiality and integrity for all data communications by providing certificate-based encryption from the user to the information system resource, even when transmitted across untrusted, public networks.

MOBILITY THROUGH CONNECTION PERSISTENCE. The IDENTIPRISE SECUREDMOBILE technology automatically maintains encrypted communications even as the user moves from one type of network to another, without requiring the user to re-authenticate themselves or be concerned with which network is being used at any given time.

CENTRALIZED MANAGEMENT CONSOLE. Through a central management console, IDENTIPRISE SECUREDMOBILE enables the organization to provision users, audit their use, and implement user-based bandwidth and access management.

EASE OF DEPLOYMENT. IDENTIPRISE SECUREDMOBILE is architected to overlay on any type of communications equipment, without requiring changes or integration to such equipment. The platform is "agnostic" to any brand of gear that an organization may procure, making deployment rapid, non-disruptive, and capable of handling the equipment heterogeneity that is common in most organizations.


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

         Those estimates and judgments that were most critical to the preparation of the financial statements involved revenue recognition, recognition of impairment, useful lines of intangible assets and software development costs as further explained in our Annual Report on Form 10-KSB for the year ending December 31, 2004.

RESULTS OF OPERATIONS

         The following table sets forth for the period presented the consolidated operations data as an approximate percentage of revenues:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS       THREE MONTHS     THREE MONTHS
                                                              SIX MONTHS ENDED         ENDED             ENDED            ENDED
                                                                 JUNE 30, 2004     JUNE 30, 2005     JUNE 30, 2005    JUNE 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                              100.0%             100.0%             100.0%           100.0%
------------------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                                       62.9%              37.1%              54.4%           49.3.%
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           37.1%              62.9%              45.6%            50.7%
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expense                          191.03%             200.6%             169.2%           280.0%
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                               52.5%              35.6%              44.4%            51.0%
------------------------------------------------------------------------------------------------------------------------------------
Charge for impairment of loans from related parties                    40.4%                                 77.1%
------------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                          10.4%              14.6%               8.6%            16.6%
------------------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                    294.3%             250.8%             299.3%           347.6%
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                 (257.2)%           (187.9)%           (253.7)%         (296.9)%
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense)                                                (29.7)%             (1.2)%            (55.6)%             .1%
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                             (189.1)%           (309.3)%           (296.8)%         (286.9)%
------------------------------------------------------------------------------------------------------------------------------------

SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

REVENUES. The revenues for the six months ended June 30, 2005 and 2004 were $1,845,000 and $937,000, respectively, which represented a growth of approximately 97%. Revenues for the three months ended June 30, 2005 and 2004 were $967,000 and $406,000 and represented a growth of 138%. The increase in revenues was due primarily to additional sales of our product and services resulting from our acquisition of Cybrix in November 2004 and our continued investment in our sales and marketing.

COST OF REVENUES. Cost of revenues was $1,160,000 or 63% and $347,000 or 37% of our revenues for the six months ended June 30, 2005 and 2004. The cost of revenues for the three months ended June 30, 2005 and 2004 were $527,000 and $200,000, respectively. Cost of revenues mainly consists of payroll and related expenses associated with our consulting services and software maintenance in connection with previously installed Identiprise licenses. The increase in cost of revenues was primarily due to the increase in cost from the increase in sales and the increase in salaries paid resulting from our build-up of staff.

GROSS PROFIT. Our gross profit approximated $685,000 or 37% for the six months ended June 30, 2005 and $589,000 or 63% for the six months ended June 30, 2004. The gross profit for the three months ended June 30, 2005 and 2004 was $441,000 and $206,000. The increase in the gross profit in the last six and three months is due to an increase in sales. We believe that our manpower base can handle the anticipated growth in sales and services in 2005.

RESEARCH AND DEVELOPMENT. The cost associated with our research and development efforts totaled $968,000 or 52% and $430,000 or 44% for the six and three months ended June 30, 2005, respectively. The comparable figures for the same period in 2004 were $334,000 and $207,000, respectively. Our investment in research and development enabled us to improve and further enhance our Identiprise product in response to our customers' request and in anticipation of their future requirements.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses totaled $3,525,000 and $1,880,000 for the six months ended June 30, 2005 and 2004, respectively. Selling, General and Administrative figures for the three months ended June 30, 2005 and 2004 were $1,637,000 and $1,137,000, respectively. These costs include a rapid build up of compensation costs for sales and marketing personnel together with the initial marketing costs for developing sales literature to maximize our new sales and marketing initiatives. We believe that this cost as a percentage of revenue will decrease in future periods as our fixed expense growth decreases as sales increase.

DEPRECIATION AND AMORTIZATION. The costs for depreciation and amortization amounted to $192,000 and $83,000 for the six and three months ended June 30, 2005, respectively, compared to $137,000 and $67,000 for the same periods in 2004. These costs represented primarily amortization of intangible assets acquired in connection with our business acquisitions. These costs are expected to increase significantly as a result of the acquisition of Chameleon in June 2005.

CHARGE FOR IMPAIRMENT OF LOANS TO RELATED PARTIES. As of December 31, 2004, we made aggregate cash advances of $1,545,281 to related companies in which a founder/director of our's has an ownership interest. The related companies have used the funds to pursue litigation to regain certain technology consulting contracts, which they believe were misappropriated from them. We own rights to purchase the contracts from the related companies in exchange for its common stock. Management believes that the contracts in question are lucrative, and if the related companies prevail in the litigation, we would seek to exercise its rights to obtain the contracts.

The advances of $1,545,281 are evidenced by two notes receivable bearing interests at the rate of 6% per annum. Interest only is payable monthly with the entire principal balance and all accrued and unpaid interest due on April 1, 2006. The notes are collateralized by 500,000 shares of our common stock as well as certain other proprietary intangible assets of related companies.

At December 31, 2004, management made an assessment that the related companies did not have sufficient resources to continue pursuing the litigation, and possibly would not have sufficient resources to continue operating if the litigation process is not decided in their favor. Based on the status of the litigation, management had estimated that subsequent to December 31, 2004, the related companies could require additional funds of approximately $300,000 to carry the litigation to its conclusion. During the six and three months ended June 30, 2005, we reduced the carrying value of the loans by $746,000 to reduce them to their expected market value. There were no comparable costs in 2004.

OTHER INCOME. Other income (expense) for the six and three months ended June 30, 2005 totaled ($548,000) and ($538,000), respectively, compared to ($11,242) and $405 for the same periods in 2004, respectively. The increase is primarily attributable to the now terminated acquisition of Allegent Inc. In December 2004, we signed a letter of intent to purchase Allegent Inc., for cash and stock. As of June 30, 2005, the letter of intent has expired and negotiations have been suspended. As a result, during the six and three months ended June 30, 2005, we recorded a $522,517 charge associated with costs expensed towards this potential acquisition.

INTEREST EXPENSE. Interest expense during the six and three months ended June 30, 2005 approximated $83,000 and $71,000, respectively, and related primarily to the obligation owing to VASCO Data Security International, Inc., in accordance with the terms of the purchase of our Identiprise software system and interest on the 7.5% debentures accrued from June 14, 2005.

NET LOSS. Our net loss for the six months ended June 30, 2005 and 2004 amounted to $5,294,000 and $1,772,000, respectively, and for the three months ended June 30, 2005 and 2004 totaled $2,994,000 and $1,205,000, respectively, and represents the cost to maintain current revenue streams while investing in the rapid growth of selling, marketing and research and development costs in order to reach our expansion goals. in addition, to the charge for impairment of loans to related parties and cost of the terminated transaction discussed above. Net loss application to common stock for the six months and three months ended June 30, 2005 amounted to $5,354,000 and $3,024,000, respectively, after preferred stock dividend requirements of $60,000 and $30,000, for the six months and three months ended June 30, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had current assets totaling approximately $ 5,291,000. Total current assets include cash and cash equivalents of $1,134,000, certificates of deposit for $294,000, cash held in escrow of $3,000,000, accounts receivable of $604,000, other receivables of 70,000, and prepaid expenses and other current assets of $188,000. Cash equivalents are limited to investment grade marketable securities with maturities of less than 3 months when acquired. A certificate of deposit for $76,249 secures a letter of credit and matures in February 2006 and accrues interest at 2.85% per annum. The second certificate of deposit matures in November 2005 accrues interest at 4.75% per annum.

         Net cash used in operating activities totaled $4,279,131 for the six months ended June 30, 2005 compared to $1,009,111 for the six months ended June 30, 2004. The increase in net cash used in operating activities is due primarily to our net loss resulting from an increase in investment in our sales and marketing efforts. Net cash used in investing activities approximated $1,292,332 for the six months ended June 30, 2005, of which $1,147,000 was paid in connection with our acquisition of Chameleon, as described below.

         Net cash provided by financing activities for the six months ended June 30, 2005 approximated $5,160,000 which includes $4,000,000 of proceeds from our sale of 7.5% convertible debentures in June 2005, $864,000 of proceeds from private placements of common stock, $347,000 of loan proceeds from stockholders and $126,000 of proceeds from warrant exercises and collections of subscriptions receivable offset by repayments of principal amounts due under the note payable to VASCO Data Security International, Inc. ("VASCO") in the amount of $176,000. The cash provided by financing activities will be used to fund working capital requirements and to expand our sales and marketing initiatives for Identiprise.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, we only generated revenues of approximately $1,845,000 and $937,000 and it incurred net losses of approximately $5,354,000 and $1,832,000 and had cash flow deficiencies from operating activities of approximately $4,279,000 and $1,009,000 for the six months ended June 30, 2005 and 2004, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in revenues from sales and services, it is probable that we will continue to incur losses and negative cash flows from operating activities through at least June 30, 2006 and that we will require new capital funding to maintain a required minimum level of operations and continue as a going concern. If we are unable to meet our revenue and cash goals and also renegotiate the terms of our outstanding debt or obtain new equity or debt funding, until we can market, expand our customer base and achieve profitability, we may have to curtail or terminate some, or all, of our planned operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded assets, or the amounts and classifications of liabilities that might be necessary in the event we cannot continue as a going concern.

RECENT FINANCING AND ACQUISITION

         In March 2005, we commenced private placement offerings aggregating 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through June 30, 2005, we sold approximately 144,000 units from which we received proceeds, net of estimated offering costs, of approximately $864,000. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. We cannot assure you that we will be able to sell any additional units. The securities were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and Regulation D and Regulation S thereunder.

         On June 14, 2005 (the "Effective Date"), we acquired all of the business and assets of Chameleon by merger (the "Chameleon Merger Transaction") and closed on the private placement of up to $7 million of the Debentures and warrants to Midsummer Investment, Ltd. and Islandia L.P., both institutional buyers and accredited investors (each an "Investor") (the "Debenture Transaction") pursuant to a Securities Purchase Agreement (the "Debenture Agreement") dated as of June 13, 2005. We received $4,000,000 in cash from Midsummer Investment Ltd., and paid $1,147,000 to the shareholders of Chameleon.

         The consideration for the Chameleon Merger Transaction consisted of $1 million in cash, 1-year non-interest bearing promissory notes (the "Chameleon Merger Notes") in the aggregate principal amount of $1 million convertible at the option of the holders into 834,000 shares of our common stock after 360 days, $5 million of our Series B Shares, consisting of 4,170 Series B Shares convertible into 4,170,000 shares of Common Stock (the "Chameleon Merger Shares"), and four-year common stock purchase warrants to purchase 1,876,500 shares of our Common Stock at an exercise price of approximately $1.28 per share (the "Chameleon Merger Warrants"). The Chameleon Merger Notes, the Chameleon Merger Warrants and the Chameleon Merger Shares are all subject to anti-dilution adjustments. The consideration for the Chameleon Merger Transaction was determined in "arms-length" negotiations and the transaction was unanimously approved by the Boards of Directors of the parties involved.

         Chameleon develops networking software for provisioning, managing and securing communications across any wired or wireless broadband network.

         Under the terms of the Debenture Agreement, the Investors purchased $7 million of the Debentures and warrants to purchase 2,626,716 shares of common stock. Of the $7 million, $4 million was paid to us on the Effective Date with the remaining $3 million deposited in escrow (the "Escrow Funds") to be released as follows:

To us upon:

              o The conversion by an Investor of all or part of the principal amount of the Debenture held by such Investor in excess of such Investor's pro rata portion of the amount deposited in escrow;

              o The engagement of a Chief Executive Officer, who may be an existing officer or employee of Secured Services, acceptable to a specified designee of the Investors; or

              o      Receipt of the written consent of the Investors.

Otherwise the funds get released to the Investors upon an event of default or if the escrow amount has not been released to us within 120 days following the Effective Date.

         We expect to engage a chief executive officer during the third quarter of the year ending December 31, 2005 and, accordingly, the balance has been included in current assets in the accompanying condensed consolidated financial statements.

         The principal amount of the Debentures along with any outstanding interest is due and payable on June 13, 2008. Subject to anti-dilution adjustments, the Debentures are convertible into an aggregate of 5,837,146 shares of common stock at the option of the holders.

         In connection with the Debenture Transaction, we paid a commission to Merriman Curhan Ford & Co., sole placement agent, consisting of $420,000 cash and warrants for 490,320 shares of common stock, of which $240,000 cash and all the warrants were issued at closing. The remaining commission of $180,000 cash will be paid to Merriman Curhan Ford & Co. upon the release of the Escrow Funds to us.


ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. After taking into account the deficiencies and the alternative analysis procedures implemented in connection with the completion of our financial reports for the year ended December 31, 2004 and the other ameliorative actions mentioned below, management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.


         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, management, together with J.H. Cohn LLP, our independent registered public accounting firm, identified the existence of several deficiencies related to the preparation of our financial statements and notes thereto. These deficiencies collectively amounted to material weaknesses in the design or operation of internal control over financial reporting that were reasonably likely to adversely affect our ability to record, process, summarize and report financial data if uncorrected. In the main, these deficiencies consisted of too small an accounting staff and the need for additional continuing professional education by staff members. In response to these deficiencies, we performed extensive alternative analysis procedures to mitigate the deficiencies and we believe that, as a result of those procedures, our ability to process, summarize, and report financial data for the year ended December 31, 2004 and for the period from April 28,

2003 (date of inception) to December 31, 2003 was not adversely affected. In addition on or about April 20, 2005 we engaged a professional accounting company to assist us in the preparation of statements prior to their auditor review by our independent registered public accounting firm. We believe that this professional accounting company possesses the requisite accounting knowledge and professional education to supplement any deficiencies therein by our internal staff. Since the retention of the accounting company we have met regularly with them, particularly in connection with this quarterly report for the period ended June 30, 2005, to identify accounting and reporting issues and to obtain the benefit of their guidance in the preparation of our periodic filings

         In addition, in June 2005, the Board of Directors engaged as a special consultant, a certified public accountant with over 30 years of experience as chief financial officer of several public companies, a former director and chairman of the audit committee of a public company and an operational and financial consultant to venture capital and leveraged buyout firms to review our financial reporting procedures, review functions of the financial organization and confirm that approved recommendations were implemented. We believe this engagement, combined with the ameliorative actions mentioned above, cured the material weakness noted by our independent registered public accounting firm.

         From April 20, 2005 through July 31, 2005, we have incurred expenses of approximately $72,000 in remediating the material deficiencies and providing related accounting and financial advice to the Board and management.


         Other than as set forth above there were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         In January, 2005, we sold an aggregate of 73,751 shares of our common stock as follows:

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

         (iii) 3-year common stock purchase warrants with an exercise price of $1.96 per share to purchase 50,000 shares which expires on January 7, 2010. These shares were issued to Crosslink for compensation for consulting services rendered. The sale of these shares was exempt from registration, as it was a non-public offering made pursuant to Section 4(2) of the Act.

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

         In March 2005, we commenced private placement offerings of up to 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through June 30, 2005, we sold approximately 144,002 units from which it received proceeds, net of estimated offering costs, of approximately $856,000. The proceeds of this financing will be used for sales and marketing, research and developments, government certification, finance and administration and working capital. We cannot assure you that we will be able to sell any additional units. The securities were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4
(2) and Regulation D and Regulation S thereunder.

         In May, 2005 we entered into bridge financing for $250,000. In addition to $25,000 interest payable 698,790 warrants were issued with an exercise price of $1,96. Also 109,000 of compensatory shares were issued to the consultant for services rendered at a price of $1.06. 20,000 shares of common stock were issued to an employee at a price of $1.50, 18,270 shares of common stock was issued to Vasco Data International in payment of accrued dividend of $30,000.

         On June 14, 2005 (the "Effective Date"), we acquired all of the business and operating assets and assumed certain of Chameleon Communications Technology, Inc., a Delaware corporation ("Chameleon"), by merger (the "Chameleon Merger Transaction") and closed on the private placement of up to $7 million of the Debentures and Warrants to Midsummer Investment, Ltd. and Islandia, L.P., both institutional buyers and accredited investors (each an "Investor") (the "Debenture Transaction") pursuant to a Securities Purchase Agreement (the "Debenture Agreement") dated as of June 13, 2005.

ACQUISITION OF CHAMELEON

         The consideration for the Chameleon Merger Transaction consisted of $1 million in cash, 1-year non-interest bearing promissory notes (the "Chameleon Merger Notes") in the aggregate principal amount of $1 million convertible at the option of the holders into 834,000 shares of our Common Stock after 360 days, $5 million of our Series B Shares, consisting of 4,170 Series B Shares convertible into 4,170,000 shares of Common Stock, and four-year Common Stock purchase warrants to purchase 1,876,500 shares of our Common Stock at an exercise price of approximately $1.28 per share (the "Chameleon Merger Warrants"). The Chameleon Merger Notes, the Chameleon Merger Warrants and the Series B Shares are all subject to anti-dilution adjustments. The consideration for the Chameleon Merger Transaction was determined in "arms-length" negotiations and the transaction was unanimously approved by the Boards of Directors of the parties involved.

         Chameleon develops networking software for provisioning, managing and securing communications across any wired or wireless broadband network.

$7 MILLION PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES TO INSTITUTIONAL
INVESTORS

         Under the terms of the Debenture Agreement, the Investors purchased $7 million of the Debentures and Warrants to purchase 2,626,716 shares of Common Stock. Of the $7 million, $4 million was paid to us on the Effective Date with the remaining $3 million deposited in escrow (the "Escrow Funds") to be released as follows:

         To us upon:

              o The conversion by an Investor of all or part of the principal amount of the Debenture held by such Investor in excess of such Investor's pro rata portion of the amount deposited in escrow;

              o The engagement of a Chief Executive Officer, who may be an existing officer or employee of Secured Services, acceptable to a specified designee of the Investors; or

              o      Receipt of the written consent of the Investors.

         Otherwise the funds get released to the Investors upon an event of default or if the escrow amount has not been released to us within 120 days following the Effective Date.

         The principal amount of the Debentures along with any outstanding interest are due and payable on June 13, 2008. Subject to anti-dilution adjustments, the Debentures are convertible into an aggregate of 5,837,225 shares of Common Stock at the option of the holders.

         In connection with the Debenture Transaction, we paid a commission to Merriman Curhan Ford & Co., sole placement agent, consisting of $420,000 cash and Warrants for 490,320 shares of Common Stock, of which $240,000 cash and all the Warrants were issued at closing. The remaining commission of $180,000 cash will be paid to Merriman Curhan Ford & Co. upon the release of the Escrow Funds to us.


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

                                               Secured Services, Inc
                                               ---------------------
                                               (Registrant)

Date        August 22, 2005                    /s/ Jane Dietze
     ------------------------------            ---------------
                                               Jane Dietze
                                               Interim Chief Executive Officer

Date        August 22, 2005                    /s/ John G. Day
     ------------------------------            ---------------
                                               John G. Day
                                               Chief Financial Officer
                                               (Principal Financial Officer)