Form 10KSB/A
period 2004-12-31
SECURED SERVICES INC
filed 2005-10-19
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1
                                   (Mark One)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               INTRODUCTORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed by the Registrant on April 15, 2005, is being filed to amend Part II, Item 8A of the report.


                         ANNUAL REPORT ON FORM 10-KSB/A

                              SECURED SERVICES INC

                          YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I                                                                      Page
Item 1.        Description of Business......................................   2
Item 2.        Description of Property......................................  10
Item 3.        Legal Proceedings............................................  10
Item 4.        Submission of Matters to a Vote of Security Holders..........  10

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities ....  11
Item 6.        Management's Discussion and Analysis or Plan of Operation....  12
Item 7.        Financial Statements ........................................  17
Item 8         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  18
Item 8A        Controls and Procedures......................................  18
Item 8B        Other Information............................................  18

PART III

Item 9.        Directors and Executive Officers, Promoters, and Control
               Person; compliance with section 16(a) of the Exchange Act ...  19
Item 10.       Executive Compensation.......................................  21
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and related Stockholder Matters...................  23
Item 12.       Certain Relationships and Related Transactions...............  25
Item 13.       Exhibits ....................................................  26
Item 14.       Principal Accountant Fees and Services.......................  27


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES
       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            After taking into account the deficiencies and the alternative analysis procedures implemented in connection with the completion of our financial reports for the year ended December 31, 2004 and the other ameliorative actions mentioned below, management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.


      CHANGES IN INTERNAL CONTROLS

            In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, management, together with J.H. Cohn LLP, our independent registered public accounting firm, identified the existence of several deficiencies related to the preparation of our financial statements and notes thereto. Specifically, on or about March 8, 2005, the independent registered public accounting firm found discrepancies between the number of outstanding options used in a draft of the annual financial statements and the numbers derived from rolling forward the disclosures in the quarterly reports; differences in totals in the Statement of Changes in Stockholders' Equity with other statements and disclosures; that five-year data had not been presented for all operating leases and that additional disclosures were required on the note issued to VASCO in connection with Secured's acquisition of the Identiprise product and related assets. Subsequently, on or about March 31, 2005, our independent registered public accounting firm identified certain errors in recording stock compensation and calculating depreciation of approximately $73,000 and $9,000, respectively, which we corrected prior to filing our financial statements for the year ended December 31, 2004, included in this report. These deficiencies collectively amounted to material weaknesses in the design or operation of internal control over financial reporting that were reasonably likely to adversely affect our ability to record, process, summarize and report financial data if uncorrected. In the main, these deficiencies were a consequence of too small an accounting staff and the need for additional continuing professional education by staff members. In response to these deficiencies being brought to our attention, we performed extensive alternative analysis procedures to mitigate the deficiencies and we believe that, as a result of those procedures, our ability to process, summarize, and report financial data for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 was not adversely affected. Subsequently, we rectified the above noted deficiencies by preparing a detailed reconciliation of option grants so that the figures could be reported consistently; we reconciled the share register from inception to provide consistent figures for the Statement of Changes in Stockholders' Equity; we summarized lease data and updated our disclosure related to the note issued to VASCO and had an independent review by a different accounting firm, that we engaged to provide additional assistance. These deficiencies were also noted by our independent registered public accounting firm in their review of our financial statements in our March 31, 2005 quarterly report were corrected by reconciling the actions reflected in Minutes of our Board of Directors with the share register and recalculating all of the depreciation and amortization amounts to eliminate an arithmetic error. All remedial action for deficiencies related to the year ended December 31, 2004 commenced subsequent to December 31, 2004, but before the completion of financial statements for that period. Further, on or about May 10, 2005 we engaged as consultants an accounting and auditing firm to assist us in the preparation of our Form 10-QSB by providing accounting and write-up services prior to the audit or review of the financial statements in those forms by our independent registered public accounting firm. We believe that this independent accounting firm possesses the requisite accounting knowledge and professional education to supplement any deficiencies therein by our internal staff. Since the retention of the independent accounting firm we have met regularly with them, particularly in connection with our quarterly reports for the periods ended March 31, 2005 and June 30, 2005, to identify accounting and reporting issues and to obtain the benefit of their guidance in the preparation of our periodic filings.

            Subsequently, in June 2005, the Board of Directors engaged as a special consultant, a certified public accountant with over 30 years of experience as chief financial officer of several public companies, a former director and chairman of the audit committee of a public company and an operational and financial consultant to venture capital and leveraged buyout firms to review our financial reporting procedures, review functions of the financial organization and confirm that approved recommendations were implemented. We believe this engagement, combined with the ameliorative actions mentioned above, cured the material weakness noted by our independent registered public accounting firm.

            In addition, from May 10, through September 12, 2005, we have incurred expenses of approximately $131,000 in remediating the material deficiencies and providing related accounting and financial advice to the Board and management.

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

                                       Secured Services, Inc.

                                       by: /s/ Robert Skinner
                                       -------------------------------
                                       Robert Skinner
                                       President and Chief Executive Officer


Dated: October 18, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

         SIGNATURE                          TITLE
         ---------                          -----

/s/ Robert Skinner
------------------------
Robert Skinner              President and Chief Executive Officer and Director
                            (principal executive officer)

/s/ Jane A. Dietze
------------------------
Jane A. Dietze              Interim Chief Financial and Accounting Officer and
                            Chairman of the Board
                            (principal financial officer and principal
                            accounting officer)


------------------------
Michael P. Dubreuil         Director


/s/ T. Kendall Hunt
------------------------
T. Kendall Hunt             Director


/s/ Michael Faber
------------------------
Michael Faber               Director


------------------------
Shawn Kreloff               Director


/s/ King T. Moore
------------------------
King T. Moore               Director

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