Form 10QSB/A
period 2005-03-31
SECURED SERVICES INC
filed 2005-10-19
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1
                                   (Mark One)

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

                               INTRODUCTORY NOTE

            This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2005, as filed by the Registrant on May 23, 2005, is being filed to amend Part I, Item 3 of the report.


                                TABLE OF CONTENTS

                               FORM 10-QSB/A REPORT

                                 March 31, 2005

PART I - FINANCIAL INFORMATION
                                                                                            PAGE
         Item 3. Controls and Procedures...................................................    2

PART II - OTHER INFORMATION

         Item 6. Exhibits..................................................................    3

SIGNATURES.................................................................................    4

ITEM 3. CONTROLS AND PROCEDURES

             EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. After taking into account the deficiencies and the alternative analysis procedures implemented in connection with the completion of our financial reports for the year ended December 31, 2004 and the other ameliorative actions mentioned below, management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

             CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, management, together with J.H. Cohn LLP, our independent registered public accounting firm, identified the existence of several deficiencies related to the preparation of our financial statements and notes thereto. Specifically, on or about March 8, 2005, the independent registered public accounting firm found discrepancies between the number of outstanding options used in a draft of the annual financial statements and the numbers derived from rolling forward the disclosures in the quarterly reports; differences in totals in the Statement of Changes in Stockholders' Equity with other statements and disclosures; that five-year data had not been presented for all operating leases and that additional disclosures were required on the note issued to VASCO in connection with Secured's acquisition of the Identiprise product and related assets. Subsequently, on or about March 31, 2005, our independent registered public accounting firm identified certain errors in recording stock compensation and calculating depreciation of approximately $73,000 and $9,000, respectively, which we corrected prior to filing our financial statements in our annual report on Form 10-KSB for the year ended December 31, 2004. These deficiencies collectively amounted to material weaknesses in the design or operation of internal control over financial reporting that were reasonably likely to adversely affect our ability to record, process, summarize and report financial data if uncorrected. In the main, these deficiencies were a consequence of too small an accounting staff and the need for additional continuing professional education by staff members. In response to these deficiencies being brought to our attention, we performed extensive alternative analysis procedures to mitigate the deficiencies and we believe that, as a result of those procedures, our ability to process, summarize, and report financial data for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 was not adversely affected. Subsequently, we rectified the above noted deficiencies by preparing a detailed reconciliation of option grants so that the figures could be reported consistently; we reconciled the share register from inception to provide consistent figures for the Statement of Changes in Stockholders' Equity; we summarized lease data and updated our disclosure related to the note issued to VASCO and had an independent review by a different accounting firm, that we engaged to provide additional assistance. These deficiencies were also noted by our independent registered public accounting firm in their review of our financial statements in this report were corrected by reconciling the actions reflected in Minutes of our Board of Directors with the share register and recalculating all of the depreciation and amortization amounts to eliminate an arithmetic error. All remedial action for deficiencies related to the year ended December 31, 2004 commenced subsequent to December 31, 2004, but before the completion of financial statements for that period. Further, on or about May 10, 2005 we engaged as consultants an accounting and auditing firm to assist us in the preparation of this report by providing accounting and write-up services prior to the audit or review of the financial statements in those forms by our independent registered public accounting firm. We believe that this independent accounting firm possesses the requisite accounting knowledge and professional education to supplement any deficiencies therein by our internal staff. Since the retention of the independent accounting firm we have met with them in connection with this report to identify accounting and reporting issues and to obtain the benefit of their guidance in its preparation.

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


-----------
* Attached

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SECURED SERVICES, INC
                                         ---------------------
                                         (Registrant)

Date       OCTOBER 18, 2005              /s/ ROBERT SKINNER
       ---------------------             -----------------
                                         Robert Skinner
                                         President and Chief Executive Officer

Date       OCTOBER 18, 2005              /s/ JANE A. DIETZE
       ---------------------             ---------------
                                         Jane A. Dietze
                                         Interim Chief Financial Officer
                                         (Principal Financial Officer)