Form 10QSB
period 2005-09-30
SECURED SERVICES INC
filed 2005-11-22
CIK 851943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 21, 2005 the issuer had outstanding 18,405,040 shares of its common stock, par value $.0001 per share.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   |_| Yes   |X| No

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2005


PART I - FINANCIAL INFORMATION
                                                                                              PAGE

     Item 1. Financial Statements

              Condensed Consolidated Balance Sheets
                  September 30, 2005 (unaudited) and December 31, 2004........................    2

              Condensed Consolidated Statements of Operations and Comprehensive Income
                  (Loss) for the nine and three months ended September 30, 2005 and 2004
                  (unaudited).................................................................    3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
                  for the nine months ended September 30, 2005 (unaudited)....................    4

              Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2005 and 2004 (unaudited)...........    5

              Notes to Condensed Consolidated Financial Statements (unaudited)................    7

     Item 2. Management's Discussion and Analysis or Plan of Operation........................   17

     Item 3. Controls and Procedures..........................................................   23

PART II - OTHER INFORMATION


     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................   24


     Item 6. Exhibits.........................................................................   25

SIGNATURES....................................................................................   26


PART I - FINANCIAL INFORMATION.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005 (Unaudited) AND DECEMBER 31, 2004

                                                                                               September 30,    December 31,
                                            ASSETS                                                 2005             2004
                                            ------                                             -----------      -----------
Current assets:
     Cash and cash equivalents                                                                   $ 980,083       $1,607,777
     Certificate of deposit                                                                        294,301          218,051
     Accounts receivable, net of allowance for doubtful
         accounts of $114,903 and $93,750                                                          463,980          518,183
     Note receivable - employee                                                                     38,000           38,000
     Due from stockholder                                                                           34,000           32,800
     Prepaid expenses and other current assets                                                     290,139          123,357
                                                                                               -----------      -----------
              Total current assets                                                               2,100,503        2,538,168

Loans receivable from related parties, net of allowance of $1,596,179 and
         and $600,000                                                                                   --          945,281
Computer equipment, net of accumulated depreciation of $120,739 and                                149,285          146,656
         $61,258
Goodwill                                                                                         7,542,276        2,808,429
Other intangible assets, net of accumulated amortization of $885,289
         and $387,777                                                                            3,185,954          717,465
                                                                                               -----------      -----------
              Totals                                                                           $12,978,018       $7,155,999
                                                                                               ===========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of notes payable                                                             $318,881         $355,494
     Accounts payable                                                                              431,274          328,314
     Accrued expenses                                                                            1,631,549        1,127,905
     Deferred revenues                                                                             476,935          108,173
     Loan payable to stockholders                                                                  291,189
                                                                                               -----------      -----------
              Total current liabilities                                                          3,149,828        1,919,886

Convertible debentures, net of debt discount of $516,952                                         6,483,048
Dividends payable in common stock                                                                   61,250           30,000
Notes payable, net of current portion                                                                               230,735
                                                                                               -----------      -----------

              Total liabilities                                                                  9,694,126        2,180,621
                                                                                               -----------      -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; par value $.0001 per share;  5,000,000 shares  authorized;
         2,000,000 shares of Series A convertible preferred
         stock issued and outstanding                                                                  200              200
         4,170 shares of Series B convertible preferred
         stock issued and outstanding at September 30, 2005
     Common stock, par value $.0001 per share; 50,000,000 shares                                         -                -
         authorized; 18,405,040 and 17,378,836 shares issued and outstanding                         1,840            1,738
     Additional paid-in capital                                                                 19,621,031       12,465,943
     Treasury stock, 111 shares at cost                                                               (128)               -
     Subscriptions receivable for 768,000 shares                                                  (453,813)        (576,000)
     Accumulated deficit                                                                       (15,800,901)      (6,953,151)
     Accumulated other comprehensive income  (loss)                                                (84,337)          36,648
                                                                                               -----------      -----------
              Total stockholders' equity                                                         3,283,892        4,975,378
                                                                                               -----------       ----------
              Totals                                                                           $12,978,018       $7,155,999
                                                                                               ===========       ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Unaudited)

                                                Nine Months            Nine Months           Three Months         Three Months
                                                    Ended                 Ended                  Ended                Ended
                                             September 30, 2005      September 30, 2004    September 30, 2005   September 30, 2004
                                             ------------------     ------------------    ------------------    ------------------
Revenues - sales and services                        $2,497,286            $1,355,441              $652,158              $418,513

Cost of revenues                                      1,598,538               502,737               438,351               155,190
                                                   ------------          ------------           -----------           -----------

Gross profit                                            898,748               852,704               213,807               263,323
                                                   ------------          ------------           -----------           -----------

Operating expenses:
     Selling, general and administrative              5,213,517             3,134,831             1,688,782             1,256,514
     Research and development                         1,524,585               762,287               556,338               428,299
     Depreciation of computer equipment                  59,481                28,833                25,377                12,026
     Amortization of intangible assets                  497,511               180,000               339,269                60,000
     Restructuring charges                              315,134                                     315,134
     Charge for impairment of loans to
         related parties                                996,179                   --                250,537                    --
                                                   ------------          ------------           -----------           -----------
     Totals                                           8,606,407             4,105,951             3,175,437             1,756,839
                                                   ------------          ------------           -----------           -----------

Loss from operations                                 (7,707,659)           (3,253,247)           (2,961,630)           (1,493,516)

Other income (expense):
     Other income, net                                  110,010                30,130                51,918                16,391
     Loss from loan guarantee                          (218,051)                                   (218,051)
     Cost of terminated acquisitions                   (550,000)                                    (27,483)                   --
     Interest expense                                  (279,539)              (34,910)             (196,088)               (9,929)
                                                    -----------           -----------           -----------           -----------
Net loss                                             (8,645,239)           (3,258,027)           (3,351,334)           (1,487,054)
Preferred stock dividend requirements                   202,511                90,000               142,511                30,000
                                                    -----------           -----------           -----------           -----------
Net loss applicable to common stock                 $(8,847,750)          $(3,348,027)          $(3,493,845)          $(1,517,054)
                                                    ===========           ===========           ===========           ===========

Loss per common share - basic and diluted                $(0.49)               $(0.25)               $(0.19)               $(0.09)
                                                         ======                ======                ======                ======

Weighted average common shares outstanding           17,883,989            13,163,669            18,269,823            17,225,409
                                                    ===========           ===========           ===========           ===========
Comprehensive income (loss)
     Net loss                                       $(8,645,239)          $(3,258,027)          $(3,351,334)          $(1,487,054)
     Other comprehensive loss -
         foreign currency translation adjustment       (120,985)               (5,094)              (58,406)               (9,549)
                                                   ------------          ------------           -----------           -----------
Comprehensive loss                                  $(8,766,224)          $(3,263,121)          $(3,409,740)          $(1,496,603)
                                                    ===========           ===========           ===========           ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

--------------------------- --------------------- --------------------- ----------------------- -------------- ----------

                                  SERIES A             SERIES B                                  ADDITIONAL
                                CONVERTIBLE           CONVERTIBLE                                 PAID-IN      TREASURY
                              PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK          CAPITAL       STOCK
--------------------------- --------------------- --------------------- ----------------------- -------------- ----------
                              SHARES     AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT
--------------------------- --------------------- --------------------- ----------------------- -------------- ----------
Balance, January 1, 2005    2,000,000    $200                           17,378,836    $1,738     $12,465,943
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Preferred stock and
warrants issued in
connection with
acquisition                                         4,170                                          5,204,539
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Subscriptions paid
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Shares issued upon
exercise of warrants                                                         4,000                     6,000
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Dividends declared on
preferred stock
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Warrants issued in
exchange for services                                                                                  6,450
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Warrants issued in
connection with debt
financing, including
charge for beneficial
conversion rights of
$286,712                                                                                             626,069
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Shares issued for payment
of accrued dividends on
preferred stock                                                            261,196        26         171,235
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Shares issued in exchange
for services                                                               185,000        18         276,841
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Shares sold through
private placement, net of
expenses                                                                   576,008        58         863,954
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Shares repurchased                                                                                               $(128)
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Net loss
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Foreign currency
translation adjustments
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------
Balance, September 30,
2005                        2,000,000    $200       4,170       $-      18,405,040    $1,840     $19,621,031     $(128)
                            =========    ====       =====       ==      ==========    ======     ===========     ======
--------------------------- ---------- ---------- ---------- ---------- ------------ ---------- -------------- ----------

---------------------------  --------------- -------------- -------------- -----------
                                                             ACCUMULATED
                                                                OTHER
                             SUBSCRIPTIONS    ACCUMULATED   COMPREHENSIVE
                               RECEIVABLE       DEFICIT     INCOME (LOSS)     TOTAL
---------------------------  --------------- -------------- -------------- -----------

---------------------------  --------------- -------------- -------------- -----------
Balance, January 1, 2005        $(576,000)    $(6,953,151)      $36,648     $4,975,378
---------------------------  --------------- -------------- -------------- -----------
Preferred stock and
warrants issued in
connection with
acquisition                                                                  5,204,539
---------------------------  --------------- -------------- -------------- -----------
Subscriptions paid                122,187                                      122,187
---------------------------  --------------- -------------- -------------- -----------
Shares issued upon
exercise of warrants                                                             6,000
---------------------------  --------------- -------------- -------------- -----------
Dividends declared on
preferred stock                                  (171,261)                    (171,261)
---------------------------  --------------- -------------- -------------- -----------
Warrants issued in
exchange for services                                                            6,450
---------------------------  --------------- -------------- -------------- -----------
Warrants issued in
connection with debt
financing, including
charge for beneficial
conversion rights of
$286,712                                                                       626,069
---------------------------  --------------- -------------- -------------- -----------
Shares issued for payment
of accrued dividends on
preferred stock                                                                171,261
---------------------------  --------------- -------------- -------------- -----------
Shares issued in exchange
for services                                                                   276,859
---------------------------  --------------- -------------- -------------- -----------
Shares sold through
private placement, net of
expenses                                                                       864,012
---------------------------  --------------- -------------- -------------- -----------
Shares repurchased                                                                (128)
---------------------------  --------------- -------------- -------------- -----------
Net loss                                       (8,645,239)                  (8,645,239)
---------------------------  --------------- -------------- -------------- -----------
Foreign currency
translation adjustments                                       (120,985)       (120,985)
---------------------------  --------------- -------------- -------------- -----------
Balance, September 30,
2005                            $(453,813)   $(15,769,651)    $(84,337)     $3,315,142
                                ==========   =============    =========     ==========
---------------------------  --------------- -------------- -------------- -----------

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Unaudited)



                                                              September 30, 2005  September 30, 2004
                                                              ------------------  ------------------
Operating activities:
     Net loss                                                      $(8,645,239)    (3,258,027)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation of computer equipment                             59,481         28,833
         Amortization of intangible assets                             497,511        180,000
         Amortization of debt discount                                  60,869
         Charge for impairment of loans to related parties             996,179
         Provision for bad debts                                        51,162         43,200
         Deferred revenues                                             368,762         94,814
         Common stock and warrants issued for services                 283,309         62,800
         Changes in operating assets and liabilities:
                  Accounts receivable                                   42,479       (128,859)
                  Prepaid expenses and other current assets           (105,095)       (45,415)
                  Accounts payable                                    (337,753)       162,177
                  Accrued expenses                                     503,644        926,545
                                                                   -----------    -----------
                       Net cash used in operating activities        (6,224,691)    (1,933,932)
                                                                   -----------    -----------

Investing activities:
     Cash paid for acquisition of
         Chameleon Communications Technology Inc.                   (1,147,000)
     Purchase of intangible asset                                                    (200,000)
     Purchase of certificate of deposit                                (76,250)
     Loans to related parties, net                                     (30,898)      (677,546)
     Loan to employee                                                                 (38,000)
     Purchases of computer equipment                                   (43,782)       (87,158)
                                                                   -----------    -----------
                      Net cash used in investing activities         (1,297,930)    (1,002,704)
                                                                   -----------    -----------

Financing activities:

     Proceeds from issuance of convertible debenture                 7,000,000
     Repayments of note payable                                     (1,267,348)      (259,617)
     Proceeds from loan payable to stockholders                        339,320        250,050
     Repayment of loan payable to stockholder                          (48,131)      (250,050)
     Proceeds from exercise of warrants                                  6,000
     Purchase of treasury stock                                           (128)
     Proceeds from subscriptions receivable for common stock           122,187        391,100
     Proceeds from private placements of common stock, net             864,012      6,621,780
                                                                   -----------    -----------
                       Net cash provided by financing activities     7,015,912      6,753,263
                                                                   -----------    -----------

Effect of foreign currency translation on cash                        (120,985)        (4,994)
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (627,694)     3,811,633

Cash and cash equivalents, beginning of period                      $1,607,777       $203,677
                                                                   -----------    -----------

Cash and cash equivalents, end of period                              $980,083     $4,015,310
                                                                   ===========    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Unaudited)


                                                                    September 30, 2005   September 30, 2004
                                                                    ------------------   ------------------
Supplementary disclosure of cash flow information:

         Interest paid                                                   $ 51,130             $ 34,910
                                                                         ========             ========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and going concern matters:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Secured Services, Inc. ("SSI") and its subsidiaries (the "Company") as of September 30, 2005, and the Company's results of operations for the nine and three months ended September 30, 2005 and 2004, changes in stockholders' equity for the nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 and 2004. Information included in the condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited balance sheet of the Company as of December 31, 2004 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2004 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 10-KSB.

         The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other subsequent period.

         Going Concern Uncertainty

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company only generated revenues of approximately $2,497,000 and $1,355,000 and it incurred net losses of approximately $8,645,000 and $3,258,000 and had cash flow deficiencies from operating activities of approximately $6,225,000 and $1,934,000 for the nine months ended September 30, 2005 and 2004, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that, in the absence of a substantial increase in revenues from sales and services, it is probable that the Company will continue to incur losses and negative cash flows from operating activities through at least September 30, 2006 and that the Company will require new capital funding by the first week of December, 2005 to maintain a minimum level of operations and continue as a going concern. If the Company is unable to meet its revenue and cash goals and also renegotiate the terms of its outstanding loan agreements or obtain new equity or debt funding, until it can market its products, expand its customer base and achieve profitability and positive cash flows, it may have to curtail or terminate some, or all, of its planned operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 3 - Business acquisitions:

         On June 14, 2005 (the "Effective Date"), the Company acquired all of the business and assets of Chameleon by merger (the "Chameleon Merger Transaction") and closed on the private placement of $7,000,000 of debentures and warrants to Midsummer Investment, Ltd. and Islandia L.P., both institutional buyers and accredited investors (each an "Investor") (the "Debenture Transaction") pursuant to a Securities Purchase Agreement (the "Debenture Agreement") dated as of June 13, 2005 (see Notes 6 and 7). The Company received $7,000,000 in cash from Midsummer Investment Ltd. (including $3,000,000 initially placed in escrow), and paid $1,000,000 to the stockholders of Chameleon.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The consideration for the Chameleon Merger Transaction consisted of $1,147,000 in cash, 1-year non-interest bearing promissory notes (the "Chameleon Merger Notes") in the aggregate principal amount of $1,000,000 convertible at the option of the holders into 834,000 shares of our common stock after 360 days, $5,000,000 of our Series B Shares, consisting of 4,170 Series B Shares convertible into 4,170,000 shares of common stock (the "Chameleon Merger Shares"), and four-year common stock purchase warrants to purchase 1,876,500 shares of our common stock at an exercise price of approximately $1.28 per share (the "Chameleon Merger Warrants"). The Chameleon Merger Notes, the Chameleon Merger Warrants and the Chameleon Merger Shares are all subject to anti-dilution adjustments. The consideration for the Chameleon Merger Transaction was determined in "arms-length" negotiations and the transaction was unanimously approved by the Boards of Directors of the parties involved.

         In September 2005, upon release of $3,000,000 from escrow and the completion of the Debenture Transaction, the Chameleon Merger Notes were paid in full.

         The components of the purchase price, which includes $147,000 of closing costs, and preliminary allocation of the purchase price to the acquired assets is summarized below:

         Purchase price:

         Estimated fair value of preferred stock
            and warrants issued                         $5,204,539
         Notes payable                                   1,000,000
         Cash                                            1,147,000
                                                        ----------
             Total consideration                        $7,351,539
                                                        ==========

         Allocation of purchase price:

         Contracts and customer relationships           $  556,000
         Developed technology                            2,410,000
         Goodwill                                        4,727,347
         Accounts receivable                                39,438
         Other current assets                               34,639
         Equipment                                          18,328
         Accounts payable                                 (434,213)
                                                        ----------
             Net assets acquired                        $7,351,539
                                                        ==========

         As explained above, the Company completed the merger, which was accounted for as a purchase, on June 14, 2005. The purchase price allocation was based on preliminary information as to, among other things, the fair value of the preferred stock issued by the Company and the fair value of the identifiable assets acquired. The final valuations may differ and, accordingly, the amounts actually allocated to the identifiable assets, goodwill and certain other assets and liabilities may differ from those shown above.

         The summarized unaudited pro forma financial information for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004 that follows assumes the acquisitions of Cybrix Corporations assets ("Cybrix") on November 1, 2004 (see Note 3 in the 10-KSB) and Chameleon on June 14, 2005 were consummated on January 1, 2004.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                 For the                   For the
                                           Nine Months Ended          Three Months Ended
                                             September 30,               September 30,
                                         2005            2004                2004
                                    -------------------------------------------------------

Revenues                               $  2,540,681    $  2,291,718           $    790,384
Cost of revenues                          1,600,637       1,088,225                405,788
                                    -------------------------------------------------------
Gross profit                                940,044       1,203,493                384,596
Operating expenses                        9,083,907       5,611,246              2,218,491
                                    -------------------------------------------------------
Loss from operations                     (8,143,863)     (4,407,753)            (1,833,895)
Other expense                             1,363,167         713,720                226,390
                                    -------------------------------------------------------
Net loss                               $ (9,507,030)   $ (5,121,473)          $ (2,060,285)
                                    =======================================================
Net loss applicable to common stock    $ (9,878,280)   $ (5,492,723)          $ (2,184,035)
                                    =======================================================

Loss per share - basic and diluted          $ (0.55)        $ (0.42)               $ (0.13)
                                    =======================================================
Weighted average common shares
   outstanding                           17,883,989      13,163,669             17,225,409
                                    =======================================================



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

         Since the Company had net losses for the nine and three months ended September 30, 2005 and 2004, the assumed effects of the issuance potentially dilutive securities shown below into an equivalent number of shares of common stock would have been anti-dilutive.

                                                              September 30,
                                                          2005           2004
                                                      ------------   -----------
         Exercise of options and warrants outstanding   11,190,635     3,925,618
         Series A convertible preferred stock            2,000,000     2,000,000
         Series B convertible preferred stock            4,170,000        --
         7.5% convertible debentures                     5,837,224        --
                                                      ------------   -----------
                                          Totals        23,197,859     5,925,618
                                                      ============   ===========

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Related Party Transactions and Balances

         As of September 30, 2005, the Company has made aggregate cash advances of $1,596,179 to related companies in which a founder/director of the Company has an ownership interest. The related companies have used the funds to pursue litigation and incur expenses to regain certain technology consulting contracts, which they believe were misappropriated from them. The Company owns rights to purchase the contracts from the related companies in exchange for its common stock. Management believes that the contracts in question are lucrative, and if the related companies prevail in the litigation, the Company would seek to exercise its rights to obtain the contracts.

         Included in the advances of $1,596,179 are two notes receivable with balances aggregating $1,545,281 bearing interest at 6% per annum. Interest only is payable monthly with the entire principal balance and all accrued and unpaid interest due on April 1, 2006. The notes are collateralized by 500,000 shares of the Company's common stock as well as certain other proprietary intangible assets of related companies.

         At December 31, 2004, management made an assessment that the related companies did not have sufficient resources to continue pursuing the litigation, and possibly will not have sufficient resources to continue operating if the litigation process is not decided in their favor. Based on the status of the litigation, the Company had estimated that subsequent to December 31, 2004, the related companies could require additional funds of approximately $300,000 to carry the litigation to its conclusion.

         At December 31, 2004, the Company established a reserve against the notes receivable from the related parties and recorded a corresponding charge for impairment of $600,000 that reduced the net balance of the notes receivable to $945,281, which approximated the estimated fair value at that date of the collateral that secures the notes. In addition, the Company discontinued the accrual of interest. In May 2005, the Company learned that it was not successful in all aspects of its case and in June 2005 the Company decided to suspend the pursuit of the litigation until it can obtain further legal advice. Based on the status of the litigation and the value of the collateral at June 30, 2005 and September 30, 2005, the Company established additional reserves against the notes receivable from the related parties and recorded corresponding charges for impairment totaling $945,281 (including $345,281 in the three months ended September 30, 2005), to fully offset the balance of the notes receivable. The Company also established reserves against other related party receivables and recorded a corresponding charge for impairment of $50,898 in the nine and three months ended September 30, 2005 to fully offset the related accounts receivable balance.

Note 6 - Stockholders' equity:

         Preferred stock:

         As of September 30, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.0001 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption, including redemption prices and liquidation preferences.

         As of September 30, 2005, the Company had designated and issued 2,000,000 shares of Series A convertible preferred stock ("Series A Shares"). Each share can be converted to one share of common stock and has the voting rights similar to common stock. In addition, each of the Series A Shares earns a quarterly dividend of 6% which is payable in shares of the Company's common stock based on the average trading price of the common stock over a specified period.

         As of September 30, 2005, the Company has designated and issued 4,170 shares as Series B convertible preferred stock (the "Series B Shares") in connection with the Chameleon acquisition. These shares and related warrants were valued initially and preliminary at $5,204,539. The Series B Shares: (i) rank pari passu with the Series A Shares, except that the Series A Shares are entitled to a preference on liquidation with respect to certain property; (ii) are entitled to cumulative dividends at 7.5% per annum payable in common stock calculated based on 90% of the average of the daily volume weighted average price for the 20 days prior to the quarterly dividend payment date; (iii) vote: (a) as a

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         single class with the holders of the common stock, on all matters submitted to a vote of, or the consent of, the holders of the common stock, except that for as long as 51% of the Series B Shares are outstanding, the holders also have the right to vote as a separate class for the election of three members of our Board of Directors, provided however that while the Series B Shares have such separate class voting rights the holders thereof do not have the right to vote on the election of the remaining members of the Board; and (b) that number of votes equal to the number of whole shares of the common stock as to which such shares are then convertible; (iv) have preference on liquidation over any junior rank security; and (v) subject to anti-dilution adjustment, are each convertible into 1,000 shares of common stock at the option of the holder.

         Common shares issued to consultants:

         During the nine months ended September 30, 2005, the Company issued a total of 165,000 shares of its common stock with an aggregate fair value of $246,859 in exchange for services. For the nine and three months ended September 30, 2004, the Company issued 156,000 and 24,000 shares, respectively, of common stock in exchange for services having an aggregate value of $130,200 and $31,200, respectively.

         Common shares issued to employees:

         During the nine months ended September 30, 2005 and 2004, the Company issued a total of 20,000 and 40,000 shares of its common stock having an aggregate fair value of $30,000 and $27,200, respectively, as compensation to a key employee.

         Common shares issued as payment of preferred dividends:

         During the nine and three months ended September 30, 2005, the Company issued 60,551 and 24,530 shares of its common stock as payment of $90,000 and $30,000 of dividends, respectively, on its Series A Shares.

         During the nine and three months ended September 30, 2005, the Company issued 200,645 shares of its common stock as payment of $81,261 of dividends on its Series B Convertible Preferred Shares.

         Common shares and warrants issued through private placement:

         On March 7, 2005, we commenced private placement offerings of up to 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at $2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through September 30, 2005, the Company issued approximately 576,000 shares and warrants to purchase
         144,000 shares upon sale of 144,000 units from which it received proceeds, net of estimated offering costs, of approximately $864,000. The private offering is closed.

Note 7 - 7.5% Convertible Debentures due June 13, 2008

         On June 14, 2005, the Company sold 3-year convertible debentures in the aggregate principal amount of $7,000,000, with a maturity date of June 13, 2008, bearing interest at 7.5% per annum (the "Debentures") and four year warrants to purchase 2,626,716 shares of common stock at an exercise price of $1.28 per share. Subject to anti-dilution adjustment, the Debentures are convertible into a total of 5,837,225 shares of common stock at anytime following issuance at a price of $1.1992 per share provided however, no conversion can be effected if upon giving effect to such conversion, the holder would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The interest on the Debentures is payable in arrears quarterly on March 31, June 30,
         September 30 and December 31, in cash or shares of common stock if certain conditions are met including, the effectuation of a registration statement registering, among other shares, 130% of the shares underlying the Debentures,

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         the warrants, an estimated 1,515,808 shares covering the interest and an estimated 3,326,250 shares covering the impact of the anti-dilution features.

         Of the $7,000,000 raised from the sale of the Debentures, the Company received $4,000,000 on June 14, 2005. The remaining $3,000,000, which had been placed in escrow, was released to the Company in September 2005 upon the hiring of a chief executive officer as satisfaction of one of several release conditions.

         The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion options that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange. The beneficial conversion rights attributable to the issuance of the Debentures had a fair value of $286,312, which equaled the excess of the aggregate proceeds the investors would have received, over the face value of the Debentures, if the investors had converted the Debentures, exercised the warrants issued to the investors in connection with the Debentures and sold the resulting shares on June 14, 2005.

         In connection with the sale of Debentures, the Company paid commission to the sole placement agent, consisting of $420,000 of cash and warrants for 490,320 shares of common stock.

Note 8 - Stock options and warrants:

         Information related to the Company's stock options is included in Note 8 in the 10-KSB. A summary of stock option activity during the nine months ended September 30, 2005 follows:

                                                                       Weighted-
                                                                        Average
                                                                        Exercise
                                                         Shares          Price
                                                       ---------       ---------

                    Outstanding January 1, 2005        1,097,397         $1.81

                    Granted to employees               1,750,000         $0.36

                    Forfeited                           (290,492)        $1.74
                                                       ---------

                    Outstanding, September 30, 2005    2,556,905         $0.82
                                                       =========

                    Exercisable, September 30, 2005      552,941         $1.92
                                                         =======         =====

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

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair value method under SFAS 123 had been applied:


                                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,

                                                   2005             2004             2005             2004
                                              ---------------- ---------------- ---------------- ----------------

Net loss applicable to common stock, as
  reported                                       $ (8,816,500)    $ (3,348,027)    $ (3,462,595)    $ (1,517,054)
Less: Total stock-based employee
  compensation expense determined
  under fair-value based method for all
  awards, net of related tax effects                  446,000               --          446,000               --
                                              ---------------- ---------------- ---------------- ----------------

Pro forma net loss                               $ (9,262,500)    $ (3,348,027)    $ (3,908,595)    $ (1,517,054)
                                              ================ ================ ================ ================

Basic and diluted loss per share:

        As reported                              $      (0.49)    $      (0.26)    $      (0.19)    $      (0.09)
                                              ================ ================ ================ ================

        Pro forma                                $      (0.52)    $      (0.26)    $      (0.21)    $      (0.09)
                                              ================ ================ ================ ================


         As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with the quarter ending March 31, 2006

         A summary of warrant activity for the nine months ended September 30, 2005 follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                      Amount           Price
                                                     ----------       ---------
      Outstanding, January 1, 2005                   3,191,721          $1.81

      Issued in conjunction with:

        Private placements of units                    144,004           2.25
        Consulting services (A)                        100,000           1.96
        Financing fees (B)                             698,790           1.28
        Acquisition of Chameleon (C)                 1,876,500           1.28
        7.5% Debentures (D)                          2,626,715           1.28

      Exercised                                         (4,000)           1.5
                                                     ---------

      Outstanding, September 30, 2005                8,633,730          $1.48
                                                     =========          =====

(A) A charge of $6,450 related to the fair value of the warrants is included in selling, general and administrative expenses.

(B) The fair value of prepaid financing costs of $53,445 is being amortised over the term of the related loans.

(C)  The fair value of $204,539 is included in the cost of the acquisition  (see
     Note 3).

(D) The fair value of $286,312 was recorded as debt discount and consequently gave rise to beneficial conversion rights of equal value (see Note 7).

Note 9 - Income taxes:

         As of September 30, 2005, the Company had Federal and Canadian net operating loss carryforwards of approximately $12,600,000 and $1,400,000, respectively. The net operating loss carryforwards are available to reduce future Federal and Canadian taxable income through their expiration in 2024 and 2010,

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         respectively. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of approximately $4,700,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2005. The Company had also offset such benefits through a valuation allowance during the year ended December 31, 2004 (see Note 9 in the 10-KSB). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

Note 10 - Segment and related information:

         The Company's operations consist principally of marketing and supporting security products across integrated systems and, accordingly, it operates in one industry segment. The Company derived revenues from Canada of approximately $354,000 and $130,000 for the nine months and three months ended September 30, 2005 and $530,000 and $151,000 for the nine and three months ended September 30, 2004, respectively. However, it had no material Canadian assets as of September 30, 2005 and 2004.

Note 11 - Terminated acquisition:

         In December 2004, the Company signed a letter of intent to purchase Allegent Inc., for cash and stock. As of September 30, 2005, the letter of intent has expired and negotiations have been suspended. As a result, during the nine and three months ended September 30, 2005, the Company recorded charges of $550,000 and $27,000, respectively for costs associated with this potential acquisition.

Note 12 - Restructuring:

         The Company recorded approximately $315,000 of restructuring charges for the nine and three months ended September 30, 2005 associated with the Company's restructuring plan adopted in September 2005. The restructuring plan is primarily aimed to reduce its cost structure and improve operational effectiveness. These restructuring costs include $15,000 for estimated employee severance costs and $300,000 for estimated costs related to the relocation and consolidation of offices.

         As of September 30, 2005, the outstanding estimated liabilities related to the restructuring of approximately $315,000 are included in "Accrued expenses" in the accompanying unaudited condensed consolidated balance sheet.

Note 13 - Commitments and Contingencies

         Loan Guarantee:

         The Company guaranteed a loan, due November 24, 2005, payable by the former owner of the assets and business of Cybrix, which the Company acquired in November 2004 (see Note 3). The Company provided a certificate of deposit in the amount of approximately $218,000 as collateral for the loan.

         The Company has been informed that the former owner will not be able to repay the loan. Therefore, it is expected that, on November 24, 2005, the entire certificate of deposit will be drawn down to satisfy the liability. The use of the Company's certificate of deposit to satisfy the loan resulted in the recognition of a loss on loan guarantee of $218,000 in the nine and three months ended September 30, 2005.

                     SECURED SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Guarantee of Future Lease Payments:

         The Company has provided a $76,000 certificate of deposit as collateral to guarantee lease payments for its New York office. In connection with its restructuring plan (see Note 12), the Company has recorded an estimated liability as of September 30, 2005 in excess of $76,000 for the termination of the New York office lease.

         Threatened Litigation:

         On or about November 1, 2005, the Company received a letter from a representative of Corporate Capital Management, LLC (a former consultant to the Company) and certain of its affiliates, and certain other shareholders of the Company threatening to commence litigation against the Company, certain of its officer and directors. In the letter, the shareholders claim that they invested in the Company as a result of representations made to them by certain officers and directors of the Company and allege that those representations were false and caused them damages. The Company believes that the shareholders' claims are in response to its termination of the consulting arrangement with Corporate Capital Management, LLC. The Company has commenced negotiations with such stockholders to resolve this matter amicably. Management believes that the Company has meritorious defenses and will vigorously defend this matter.

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

         In addition, complementary professional services assist clients in understanding their regulatory and security requirements, designing appropriate policies, and developing plans and budgets to support the implementation of an enterprise-wide security solution. During IDENTIPRISE implementations, Secured Services provides project management, training and services to ensure successful roll-out of the Secured User Management solution. To that end, on November 1, 2004 we purchased the assets of Cybrix Corporation, a Minnesota company in the business of providing IT security services. On June 14, 2005 we merged with Chameleon Communications Technology, Inc. ("Chameleon"), a provider of wireless security software which compliments our Identiprise product suite allowing our services to extend to mobile users. We believe that these acquisitions broaden both our skill set and geographic coverage.

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

         Those estimates and judgments that were most critical to the preparation of the financial statements involved revenue recognition, recognition of impairment and software development costs as further explained in our Annual Report on Form 10-KSB for the year ending December 31, 2004 and restructuring charges estimated during the quarter ended September 30, 2005.

RESULTS OF OPERATIONS

         The   following   table  sets  forth  for  the  period   presented  the
consolidated operations data as an approximate percentage of revenues:


-----------------------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS    THREE MONTHS    THREE MONTHS
                                                                             ENDED          ENDED           ENDED
                                                     NINE MONTHS ENDED   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                    SEPTEMBER 30, 2005      2004             2005            2004
                                                    ------------------  --------------  --------------  --------------
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                 100.0%            100.0%           100.0%           100.0%
-----------------------------------------------------------------------------------------------------------------------
Cost of revenues                                          64.0%             37.1%            67.2%            37.1%
                                                        -------           -------          -------          -------
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                              36.0%             62.9%            32.8%            62.9%
                                                        -------           -------          -------          -------
-----------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expense              208.8%            231.3%           259.0%           300.2%
-----------------------------------------------------------------------------------------------------------------------
Research and  development                                 61.0%             56.2%            85.3%           102.3%
-----------------------------------------------------------------------------------------------------------------------
Restructuring charges                                     12.6%                              48.3%
-----------------------------------------------------------------------------------------------------------------------
Charge for impairment of loans from related parties       39.9%                              38.4%
-----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                             22.3%             15.4%            55.9%            17.3%
                                                        -------           -------          -------          -------
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                 344.6%            302.9%           486.9%           419.8%
                                                        -------           -------          -------          -------
-----------------------------------------------------------------------------------------------------------------------
Loss from operations                                    (308.6)%          (240.0)%         (454.1)%         (356.9)%
-----------------------------------------------------------------------------------------------------------------------
Other income (expense)                                   (37.6)%            (0.4)%          (59.8)%            1.6%
                                                        -------           -------          -------          -------
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                (346.2)%          (240.4)%         (513.9)%         (355.3)%
                                                        =======           =======          =======          =======
-----------------------------------------------------------------------------------------------------------------------


NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES.  The  revenues  for the  nine  months  ended  September  30,  2005 and
September 30, 2004 were $2,497,000 and $1,355,000, respectively, which represented a growth of approximately 84%. Revenues for the three months ended September 30, 2005 and 2004 were $652,000 and $419,000, respectively, a growth of 56%. The increase in revenues was due primarily to additional sales resulting from our acquisition of Cybrix's business in November 2004. Such additional sales amounted to $1,078,000 and $289,000 for the nine and three months ended September 30, 2005, respectively. The balance of the increase for the nine and three months ended September 30, 2005 resulted from an increase in Identiprise revenue.

COST OF REVENUES. Cost of revenues was $1,599,000 and $503,000, respectively, which represented 64% and 37%, respectively, of our revenues for the nine months ended September 30, 2005 and September 30, 2004. The cost of revenues for the three months ended September 30, 2005 and September 30, 2004 were $438,000 and $155,000, respectively, representing 67% and 37% of our revenues, respectively. Cost of revenues mainly consists of payroll and related expenses associated with our consulting services and software maintenance in connection with previously installed Identiprise licenses. The increase in cost of revenues was primarily due to the additional costs of $862,000 and $225,000 from Cybrix operations for the nine and three months ended September 30, 2005 and, to a lesser extent, an increase in payroll costs resulting from our build-up of staff.

GROSS PROFIT. Gross profit approximated $898,000 versus $853,000, respectively, down to 36% from 63%, respectively for the nine months ended September 30, 2005 and 2004. The gross profit for the three months ended September 30, 2005 and 2004 was $214,000 and $263,000, respectively, reduced to 32% from 63%. The decrease in the gross profit as a percentage of revenue in 2005 is primarily due to the acquisition of Cybrix which generated a gross profit margin of 20% and 22% for the nine and three months ended September 30, 2005. In addition, our gross profit margins were adversely impacted by the increase in our manpower base to handle the anticipated growth in sales and services in 2005, which did not materialize and the increase in the Canadian dollar relative to the U.S. dollar which increased the costs of our Canadian operations.

RESEARCH AND DEVELOPMENT. The cost associated with our research and development efforts amounted to $1,525,000 and $556,000, respectively, or 61% and 85%, respectively for the nine and three months ended September 30, 2005. The comparable figures for the same period in 2004 were $762,000 and $428,000 or 56% and 102%, respectively. Our investment in research and development enabled us to improve and further enhance our Identiprise product in response to our customers' request and in anticipation of their future requirements. Also, with the acquisition of Chameleon, there are additional costs related to software and network developers for the Chameleon software.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $5,214,000 and $3,135,000 for the nine months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $1,689,000 and $1,257,000, respectively. The increase in selling and general and administrative expenses for the nine and three months ended September, 2005, as compared to the comparable periods ended September 30, 2004, resulted from a build up of sales and marketing personnel; increased legal costs associated with debt financing and business acquisitions; and administrative expenses resulting from the acquisitions of Chameleon and Cybrix.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $557,000 and $365,000 for the nine and three months ended September 30, 2005, respectively, compared to $209,000 and $72,000 for the same periods in 2004. These costs, which increased significantly, are primarily attributable to amortization of intangible assets acquired in connection our business acquisitions and increased significantly as a result of the acquisition of Chameleon in June 2005.

CHARGE FOR IMPAIRMENT OF LOANS TO RELATED PARTIES. As of September 30, 2005, we made aggregate cash advances of $1,596,179 to related companies in which a founder/director of our's has an ownership interest. The related companies have used the funds to pursue litigation to regain certain technology consulting contracts, which they believe were misappropriated from them. We own rights to purchase the contracts from the related companies in exchange for its common stock. Management believes that the contracts in question are lucrative, and if the related companies prevail in the litigation, we would seek to exercise its rights to obtain the contracts.

Included in the advances of $1,596,179 are two notes receivable with balances aggregating $1,545,281 bearing interest at 6% per annum. Interest only is payable monthly with the entire principal balance and all accrued and unpaid interest due on April 1, 2006. The notes are collateralized by 500,000 common shares of Secured Services as well as certain other proprietary intangible assets of related companies.

At December 31, 2004, management made an assessment that the related companies did not have sufficient resources to continue pursuing the litigation, and possibly will not have sufficient resources to continue operating if the litigation process is not decided in their favor. Based on the status of the litigation, the management had estimated that subsequent to December 31, 2004, the related companies could require additional funds of approximately $300,000 to carry the litigation to its conclusion.

At December 31, 2004, the Company established a reserve against the notes receivable from the related parties and recorded a corresponding charge for impairment of $600,000 that reduced the net balance of the notes receivable to $945,281, which approximated the estimated fair value at that date of the collateral that secures the notes. In addition, the Company discontinued the accrual of interest. In May 2005, the Company learned that it was not successful in all aspects of its case and in June 2005 the Company decided to suspend the pursuit of the litigation until it can obtain further legal advice. Based on the status of the litigation and the value of the collateral at June 30, 2005 and September 30, 2005, the Company established additional reserves against the notes receivable from the related parties and recorded corresponding charges for impairment totaling $945,281 (including $345,281 in the three months ended September 30, 2005), to fully offset the balance of the notes receivable. The Company also established reserves against other related party receivables and recorded a corresponding charge for impairment of $50,898 in the nine and three months ended September 30, 2005 to fully offset the related accounts receivable balance.

There were no comparable costs for the nine months and three months ended September 30, 2004.

OTHER INCOME (EXPENSE). Other income (expense) for the nine and three months ended September 30, 2005 of ($440,000) and $25,000, respectively, compared to ($4,780) and $6,462 for the comparable periods in 2004, respectively. The increase in expense in 2005 is primarily attributable to the terminated acquisition of Allegent Inc. In December 2004, we signed a letter of intent to purchase Allegent Inc., for cash and stock. The letter of intent has expired in 2005 and negotiations have been suspended. As a result, during the nine and three months ended September 30, 2005, we recorded charges of $550,000 and $27,000 for costs associated with this potential acquisition.

LOSS ON LOAN GUARANTEE. We guaranteed a loan, due November 24, 2005, payable to the former owner of the assets and business of Cybrix which we acquired in November 2004. We provided a certificate of deposit in the amount of approximately $218,000 as collateral for the loan. We have been informed that the loan will not be repaid by the former owner or renewed. Therefore, it is expected that, on November 24, 2005, our certificate of deposit will be drawn down to satisfy the liability. The use of our certificate of deposit to satisfy the loan results, is a loss which has been accrued for the nine and three months ended September 30, 2005.

There were no comparable costs during 2004.

RESTRUCTURING CHARGES. We accrued estimated restructuring costs of $315,000 for the nine and three months ended September 30, 2005 representing amounts expected to be incurred with the planned closing of our New York and Toronto offices and the consolidation of operations into a new corporate office in Virginia. There were no comparable costs during 2004.

INTEREST EXPENSE. Interest expense during the nine and three months ended September 30, 2005 approximated $280,000 and $196,000, respectively, and related primarily to the accrued interest and amortization of the debt discount on the 7.5% debentures from June 14, 2005 to September 30, 2005 as well as the obligation owing to VASCO Data Security International, Inc. ("VASCO"), in accordance with the terms of the purchase of our Identiprise software system

NET LOSS. Our net loss for the nine months ended September 30, 2005 and 2004 amounted to $8,645,000 and $3,258,000, respectively, and for the three months ended September 30, 2005 and 2004 were $3,351,000 and $1,487,000, respectively.

For the nine months ended September 30, 2005, the loss stems from our failure to meet revenue goals while continuing our investment in selling, marketing and research and development costs. As discussed above for the nine months ended September 30, 2005, the loss further includes $315,000 expected to be incurred as part of restructuring; $218,000 related to a previous acquisition, the balance of $945,000 as a reserve to reduce the balance of a related party note and $52,000 to reduce the balance of a related party receivable to a total of $0 which represents the estimated fair value of the collateral, and $550,000 attributable to an acquisition that that has been terminated.

For the three months ended September 30, 2005, the loss results from our failure to meet revenue and expansion goals. For the three months ended September 30, 2005, the loss further includes $315,000 expected to be incurred as part of restructuring; $218,000 related to a previous acquisition, $251,000 as a reserve to reduce a related party note to a total of $0 which represents the estimated fair value of the collateral, and $27,000 attributable to an acquisition that has been terminated.

Net loss applicable to common stock for the nine months and three months ended September 30, 2005 amounted to $8,817,000 and $3,463,000, respectively, after preferred stock dividend requirements of $171,000 and $111,000 respectively, for the nine months and three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had current assets totaling approximately $2,101,000. Total current assets include cash and cash equivalents of $980,000, certificates of deposit for $294,000, accounts receivable of $464,000, other receivables of $72,000, and prepaid expenses and other current assets of $290,000. Cash equivalents are limited to investment grade marketable securities with maturities of less than three months when acquired. A certificate of deposit for $76,000 secures a letter of credit and matures in February 2006 and accrues interest at 2.85% per annum. The second certificate of deposit matures in November 2005 and accrues interest at 4.75% per annum. The two certificates of deposit, amounting to approximately $294,000, are expected to be used to satisfy accrued expenses arising from a previous acquisition and restructuring charges expected to be incurred with the planned closing of our New York and Toronto offices.

Net cash used in operating activities totaled $6,225,000 for the nine months ended September 30, 2005 compared to $1,934,000 for the nine months ended September 30, 2004. The increase in net cash used in operating activities is due primarily to our net loss resulting from an increase in investment in our sales and marketing efforts. Net cash used in investing activities approximated $1,298,000 for the nine months ended September 30, 2005, of which $1,147,000 was paid in connection with our acquisition of Chameleon, as described below.

Net cash provided by financing activities for the nine months ended September 30, 2005 approximated $7,016,000 which includes $7,000,000 of proceeds from our sale of 7.5% convertible debentures in June 2005, $864,000 of proceeds from private placements of common stock, $339,000 of loan proceeds from stockholders and $128,000 of proceeds from warrant exercises and collections of subscriptions receivable offset by repayments of principal amounts due under the note payable to VASCO, NextPoint Partners II, L.P. and Toucan Capital II, L.P. in the amount of $1,267,000. The cash provided by financing activities will be used to fund working capital requirements and to expand our sales and marketing initiatives for Identiprise.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, as shown in the accompanying condensed consolidated financial statements, we only generated revenues of approximately $2,497,000 and $1,355,000 and incurred net losses of approximately $8,645,000 and $3,258,000 and had cash flow deficiencies from operating activities of approximately $6,225,000 and $1,934,000 for the nine months ended September 30, 2005 and 2004, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

Management believes that, in the absence of a substantial increase in revenues from sales and services, it is probable that Secured Services will continue to incur losses and negative cash flows from operating activities through at least September 30, 2006 and that Secured Services will require new capital funding by the first week of December, 2005 in order to continue as a going concern. If we are unable to meet our revenue and cash goals and also renegotiate the terms of our outstanding loan agreements or obtain new equity or debt funding, until we can market our products, expand our customer base and achieve profitability and positive cash flows, we may have to curtail or terminate some, or all, of our planned operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded assets, or the amounts and classifications of liabilities that might be necessary in the event we cannot continue as a going concern.

RECENT FINANCING AND ACQUISITION

In March 2005, we commenced private placement offerings aggregating 400,000 units at $6.00 per unit, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock, exercisable at

$2.00 per share for the first year and for $2.50 per share for the subsequent two years. Through September 30, 2005, we sold approximately 144,000 units from which we received proceeds, net of estimated offering costs, of approximately $864,000. The proceeds of this financing will be used for sales and marketing, research and development, government certification, finance and administration and working capital. This offering is now closed. The securities were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and Regulation D and Regulation S thereunder.

On June 14, 2005 (the "Effective Date"), we acquired all of the business and assets of Chameleon by merger (the "Chameleon Merger Transaction") and closed on the private placement of $7,000,000 of debentures and warrants to Midsummer Investment, Ltd. and Islandia L.P., both institutional buyers and accredited investors (each an "Investor") (the "Debenture Transaction") pursuant to a Securities Purchase Agreement (the "Debenture Agreement") dated as of June 13, 2005. We received $7,000,000 in cash from Midsummer Investment Ltd. (including $3,000,000 initially placed in escrow), and paid $1,000,000 to the stockholders of Chameleon.

The consideration for the Chameleon Merger Transaction consisted of $1,147,000 in cash, 1-year non-interest bearing promissory notes (the "Chameleon Merger Notes") in the aggregate principal amount of $1,000,000 convertible at the option of the holders into 834,000 shares of our common stock after 360 days, $5,000,000 of our Series B Shares, consisting of 4,170 Series B Shares convertible into 4,170,000 shares of common stock (the "Chameleon Merger Shares"), and four-year common stock purchase warrants to purchase 1,876,500 shares of our common stock at an exercise price of approximately $1.28 per share (the "Chameleon Merger Warrants"). The Chameleon Merger Notes, the Chameleon Merger Warrants and the Chameleon Merger Shares are all subject to anti-dilution adjustments. The consideration for the Chameleon Merger Transaction was determined in "arms-length" negotiations and the transaction was unanimously approved by the Boards of Directors of the parties involved.

In September 2005, upon release of $3,000,000 from escrow, and the completion of the Debenture Transaction, the Chameleon Merger Notes were paid in full.

Prior to the Effective Date, neither we or any of our affiliates, nor any of our officers or directors or any associate of any such officers or directors, had any material relationship with Chameleon, except that in January 2005 we had executed a letter of intent with Chameleon pursuant to which we had been funding the operations of Chameleon through the Effective Date.

Under the terms of the Debenture Agreement, the Investors purchased $7,000,000 of the Debentures and warrants to purchase 2,626,716 shares of common stock. Of the $7,000,000, $4,000,000 was paid to us on the Effective Date with the remaining $3,000,000 was released to us in September 2005 upon the engagement of a Chief Executive Officer as satisfaction of one of several conditions.

The principal amount of the Debentures along with any outstanding interest is due and payable on June 13, 2008. Subject to anti-dilution adjustments, the Debentures are convertible into an aggregate of 5,837,146 shares of common stock at the option of the holders.

In connection with the Debenture Transaction, we paid a commission to Merriman Curhan Ford & Co., sole placement agent, consisting of cash of $420,000 and warrants for 490,320 shares of common stock.

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

Although the Company properly and timely accrued the loss for the nine and the three months ended September 30, 2005 associated with the Cybrix Loan Guarantee, the Company did not disclose in prior filings that it had a contingent agreement outstanding, which represented a material weakness in disclosure controls and procedures which was corrected in the period covered by this report.

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, management, together with J.H. Cohn LLP, our independent registered public accounting firm, identified the existence of several deficiencies related to the preparation of our financial statements and notes thereto. These deficiencies collectively amounted to material weaknesses in the design or operation of internal control over financial reporting that were reasonably likely to adversely affect our ability to record, process, summarize and report financial data if uncorrected. In the main, these deficiencies consisted of too small an accounting staff and the need for additional continuing professional education by staff members. In response to these deficiencies, we performed extensive alternative analysis procedures to mitigate the deficiencies and we believe that, as a result of those procedures, our ability to process, summarize, and report financial data for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 was not adversely affected. In addition on or about April 20, 2005 we engaged a professional accounting company to assist us in the preparation of statements prior to their auditor review by our independent registered public accounting firm. We believe that this professional accounting company possesses the requisite accounting knowledge and professional education to supplement any deficiencies therein by our internal staff. Since the retention of the accounting company we have met regularly with them, particularly in connection with this quarterly report for the period ended September 30, 2005, to identify accounting and reporting issues and to obtain the benefit of their guidance in the preparation of our periodic filings

         In addition, in June 2005, the Board of Directors engaged as a special consultant, a certified public accountant with over 30 years of experience as chief financial officer of several public companies, a former director and chairman of the audit committee of a public company and an operational and financial consultant to venture capital and leveraged buyout firms to review our financial reporting procedures, review functions of the financial organization and confirm that approved recommendations were implemented. We believe this engagement, combined with the ameliorative actions mentioned above, cured the material weakness noted by our independent registered public accounting firm.

         From April 20, 2005 through November 11, 2005, we have incurred expenses of approximately $172,000 in remediating the material deficiencies and providing related accounting and financial advice to the Board and management.

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

                           PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

       1) From July 2005 through September 2005 we issued an aggregate of 24,530 shares of Common Stock to VASCO Data Security International, Inc. in payment of $30,000 quarterly dividends due on the Series A Convertible Preferred Stock for the 2nd quarter of the fiscal year ending December 31, 2005;

       2)     As of  September  30,  2005,  for the  period  July  2005  through
              September 2005, we owe an aggregate of 94,044 shares of Common Stock to VASCO Data Security International, Inc. in payment of $30,000 quarterly dividends due on the Series A Convertible Preferred Stock for the 3rd quarter of the fiscal year ending December 31, 2005;

       3) In September 2005 we issued an aggregate of 200,645 shares of Common Stock to the holders of our Series B Convertible Preferred Stock ("the "Series B Shares") in payment of approximately $81,000 in dividends due on September 1, 2005 on the Series B Shares; and

       4)     As of  September  30,  2005,  for the  period  July  2005  through
              September 2005, pursuant to the Consulting Agreement between Secured Services and Crosslink Resources, dated January 17, 2005, we owe them an aggregate of 9,000 shares of Common Stock in payment of $2,791 in fees for their investor relations services rendered.

     The sale of the foregoing securities was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act"). All of certificates for the securities were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act. The stockholders were required to represent and warrant
(i) that the securities were purchased entirely for their own account with no intention, at the time of purchase, of dividing the securities with others or of reselling or otherwise disposing of any portion of the securities unless covered by an effective registration statement or pursuant to an available exemption from such registration; (ii) that the securities will be held for investment purposes and not with a view toward further distribution or sale; and (iii) further agree that they will not engage in any short selling.

ITEM 6. EXHIBITS

      Exhibits:

       Exhibit No.        Description
       -----------        -----------

         10.21 Employment Agreement between Secured Services, Inc. and Robert Skinner, dated September 9, 2005

         10.22 Employment Agreement between Secured Services, Inc. and John Lund, dated October 17, 2005

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

                                            Secured Services, Inc
                                            ---------------------------
                                            (Registrant)

Date        November 21, 2005               /s/ Robert Skinner
      -----------------------------         ------------------
                                            Robert Skinner
                                            Chief Executive Officer

Date        November 21, 2005               /s/ Jane Dietze
      -----------------------------         ------------------
                                            Jane Dietze
                                            Interim Chief Financial Officer
                                            (Principal Financial Officer)