Form 10QSB/A
period 2005-09-30
SECURED SERVICES INC
filed 2006-01-09
CIK 851943

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

                                INTRODUCTORY NOTE

            This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2005, as filed by the Registrant on November 22, 2005, is being filed to amend Part I, Item 3 of the report.

                                TABLE OF CONTENTS

                              FORM 10-QSB/A REPORT

                               September 30, 2005


PART I - FINANCIAL INFORMATION
                                                                                              PAGE
     Item 3. Controls and Procedures..........................................................   2

PART II - OTHER INFORMATION

     Item 6. Exhibits.........................................................................   3

SIGNATURES....................................................................................   4


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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, management, together with J.H. Cohn LLP, our independent registered public accounting firm, identified the existence of several deficiencies related to the preparation of our financial statements and notes thereto. Specifically, on or about March 8, 2005, the independent registered public accounting firm found discrepancies between the number of outstanding options used in a draft of the annual financial statements and the numbers derived from rolling forward the disclosures in the quarterly reports; differences in totals in the Statement of Changes in Stockholders' Equity with other statements and disclosures; that five-year data had not been presented for all operating leases and that additional disclosures were required on the note issued to VASCO in connection with Secured's acquisition of the Identiprise product and related assets. Subsequently, on or about March 31, 2005, our independent registered public accounting firm identified certain errors in recording stock compensation and calculating depreciation of approximately $73,000 and $9,000, respectively, which we corrected prior to filing our financial statements in our annual report on Form 10-KSB for the year ended December 31, 2004. These deficiencies collectively amounted to material weaknesses in the design or operation of internal control over financial reporting that were reasonably likely to adversely affect our ability to record, process, summarize and report financial data if uncorrected. In the main, these deficiencies were a consequence of too small an accounting staff and the need for additional continuing professional education by staff members. In response to these deficiencies being brought to our attention, we performed extensive alternative analysis procedures to mitigate the deficiencies and we believe that, as a result of those procedures, our ability to process, summarize, and report financial data for the year ended December 31, 2004 and for the period from April 28, 2003 (date of inception) to December 31, 2003 was not adversely affected. Subsequently, we rectified the above noted deficiencies by preparing a detailed reconciliation of option grants so that the figures could be reported consistently; we reconciled the share register from inception to provide consistent figures for the Statement of Changes in Stockholders' Equity; we summarized lease data and updated our disclosure related to the note issued to VASCO and had an independent review by a different accounting firm, that we engaged to provide additional assistance. These deficiencies were also noted by our independent registered public accounting firm in their review of our financial statements in our March 31, 2005 quarterly report and were corrected by reconciling the actions reflected in Minutes of our Board of Directors with the share register and recalculating all of the depreciation and amortization amounts to eliminate an arithmetic error. All remedial action for deficiencies related to the year ended December 31, 2004 commenced subsequent to December 31, 2004, but before the completion of financial statements for that period. Further, on or about May 10, 2005 we engaged as consultants an accounting and auditing firm to assist us in the preparation of our Form 10-QSB by providing accounting and write-up services prior to the audit or review of the financial statements in those forms by our independent registered public accounting firm. We believe that this independent accounting firm possesses the requisite accounting knowledge and professional education to supplement any deficiencies therein by our internal staff. Since the retention of the independent accounting firm we have met regularly with them, particularly in connection with our quarterly reports for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, to identify accounting and reporting issues and to obtain the benefit of their guidance in the preparation of our periodic filings.

            In addition, in June 2005, the Board of Directors engaged as a special consultant (Our "Consultant"), a certified public accountant with over 30 years of experience as chief financial officer of several public companies, a former director and chairman of the audit committee of a public company and an operational and financial consultant to venture capital and leveraged buyout firms to review our financial reporting procedures, review functions of the financial organization and confirm that approved recommendations were implemented. We believe this engagement, combined with the ameliorative actions mentioned above, cured the material weakness noted above in August 2005.

            In connection with the preparation of our financial statements for the fiscal quarter ended September 30, 2005 our Consultant identified an additional deficiency in our disclosure controls and procedures which was corrected prior to the filing of the financial statements for that fiscal quarter. Specifically, we entered into a contingent agreement in November 2004 whereby we guaranteed a third party loan in the amount of approximately $218,000 and provided a Certificate of Deposit as collateral on the loan (the "Loan Guarantee") which was not disclosed in our annual report for the year ended December 31, 2004 and the quarters ended March 31, and June 30, 2005. However, the loss resulting from the Loan Guarantee was properly and timely reported in our financial statements for the nine and the three months ended September 30, 2005 and the Loan Guarantee was disclosed in our financial statements and our report on Form 10-QSB for the quarter ended September 30, 2005.

            To remedy the additional deficiency, we implemented the recommendation of our Consultant by adopting a new internal procedure whereby all agreements not entered into in the ordinary course of business will be reviewed and approved by our Corporate Counsel. Our Corporate Counsel will indicate disclosure requirements, recommend that we confer with our auditors when applicable and review all SEC filings which we expect will remediate this weakness.

            We believe that the failure to disclose the Loan Guarantee was a unique one-time occurrence and its discovery by our Consultant is a positive indication that the ameliorative actions discussed above (i) have been effective in remedying the material weakness noted by our independent registered public accounting firm and (ii) will be effective in rectifying the additional deficiency.

         From April 20, 2005 through November 11, 2005, we have incurred expenses of approximately $172,000 in remediating the material deficiencies and providing related accounting and financial advice to the Board and management.

         Other than as set forth above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                            Secured Services, Inc
                                            ---------------------------
                                            (Registrant)

Date        January 9, 2006                 /s/ Robert Skinner
      -----------------------------         ------------------
                                            Robert Skinner
                                            Chief Executive Officer

Date        January 9, 2006                 /s/ John Lund
      -----------------------------         ------------------
                                            John Lund
                                            Chief Financial Officer
                                            (Principal Financial Officer)